Form 10-Q
period 1996-06-30
CNL INCOME FUND X LTD
filed 1996-08-14
CIK 863785

FORM 10-Q

          SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1996
                               -----------------------------------

                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                Commission file number
                       0-20016
                ----------------------


               CNL Income Fund X, Ltd.
 ------------------------------------------------------
 (Exact name of registrant as specified in its charter)


          Florida                             59-3004139
- ----------------------------        -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
- ----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------


                                   CONTENTS
                                   --------


Part I                                                              Page
                                                                    ----

  Item 1.  Financial Statements:

             Condensed Balance Sheets                               1

             Condensed Statements of Income                         2

             Condensed Statements of Partners' Capital              3

             Condensed Statements of Cash Flows                     4

             Notes to Condensed Financial Statements                5-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  8-11


Part II

  Other Information                                                 12





                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                   June 30,      December 31,
        ASSETS                                      1996             1995
        ------                                   -----------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $786,408 and
  $692,282                                       $14,768,840      $14,862,966
Net investment in direct financing
  leases                                          14,871,369       14,947,735
Investment in joint ventures                       3,502,899        3,416,156
Cash and cash equivalents                          1,679,699        1,832,853
Receivables, less allowance for
  doubtful accounts of $2,132 and
  $12,167                                             25,149           99,304
Prepaid expenses                                      11,414            1,651
Organization costs, less
  accumulated amortization of
  $9,538 and $8,538                                      462            1,462
Accrued rental income, less
  allowance for doubtful accounts
  of $43,871 in 1996                               1,529,987        1,368,565
Other assets                                          33,104           33,104
                                                 -----------      -----------

                                                 $36,422,923      $36,563,796
                                                 ===========      ===========

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Accounts payable                                 $     1,335      $     5,503
Escrowed real estate taxes payable                    37,070           30,673
Distributions payable                                900,001          940,000
Due to related parties                                 2,691            7,004
Rents paid in advance and
  deposits                                           104,711          116,341
                                                 -----------      -----------
    Total liabilities                              1,045,808        1,099,521

Commitments and Contingencies
  (Note 4)

Minority interest                                     63,728           63,419

Partners' capital                                 35,313,387       35,400,856
                                                 -----------      -----------

                                                 $36,422,923      $36,563,796
                                                 ===========      ===========


           See accompanying notes to condensed financial statements.





                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                    Quarter Ended         Six Months Ended
                                       June 30,               June 30,
                                   1996       1995        1996        1995
                                ---------  ---------   ----------  ----------

Revenues:
  Rental income from
    operating leases            $ 438,110  $ 415,351   $  854,393  $  887,457
  Earned income from direct
    financing leases              438,666    419,394      891,785     839,768
  Contingent rental income          2,352         -         2,352          -
  Interest and other income        27,375     23,082       45,234      42,763
                                ---------  ---------   ----------  ----------
                                  906,503    857,827    1,793,764   1,769,988
                                ---------  ---------   ----------  ----------

Expenses:
  General operating and
    administrative                 42,088     35,132       88,691      62,585
  Professional services             6,455      5,559       18,248      11,498
  Real estate taxes                    -       3,848           -        3,848
  State and other taxes               331        290        9,314      15,510
  Depreciation and
    amortization                   47,563     52,236       95,126     104,471
                                ---------  ---------   ----------  ----------
                                   96,437     97,065      211,379     197,912
                                ---------  ---------   ----------  ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint
  Venture and Equity in
  Earnings of Unconsoli-
  dated Joint Ventures            810,066    760,762    1,582,385   1,572,076

Minority Interest in
  Income of Consolidated
  Joint Venture                    (2,120)    (2,088)      (3,986)     (4,101)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                         72,335     69,214      134,133     129,407
                                ---------  ---------   ----------  ----------

Net Income                      $ 880,281  $ 827,888   $1,712,532  $1,697,382
                                ========= ==========   ==========  ==========

Allocation of Net Income:
  General partners              $   8,803  $   8,279   $   17,125  $   16,974
  Limited partners                871,478    819,609    1,695,407   1,680,408
                                ---------  ---------   ----------  ----------

                                $ 880,281  $ 827,888   $1,712,532  $1,697,382
                                ========= ==========   ==========  ==========


Net Income Per Limited
  Partner Unit                  $    0.22  $    0.20   $     0.42  $     0.42
                                ========= ==========   ==========  ==========


Weighted Average Number of
  Limited Partner Units
  Outstanding                   4,000,000  4,000,000    4,000,000   4,000,000
                                =========  =========   ==========  ==========


           See accompanying notes to condensed financial statements.






                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                           Six Months Ended       Year Ended
                                                June 30,         December 31,
                                                 1996                1995
                                           ----------------      ------------

General partners:
  Beginning balance                           $   140,100        $   104,609
  Net income                                       17,125             35,491
                                              -----------        -----------
                                                  157,225            140,100
                                              -----------        -----------

Limited partners:
  Beginning balance                            35,260,756         35,384,183
  Net income                                    1,695,407          3,516,576
  Distributions ($0.45 and
    $0.91 per limited partner
    unit,respectively)                         (1,800,001)        (3,640,003)
                                              -----------        -----------
                                               35,156,162         35,260,756
                                              -----------        -----------

Total partners' capital                       $35,313,387        $35,400,856
                                              ===========        ===========


           See accompanying notes to condensed financial statements.






                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                           June 30,
                                                      1996          1995
                                                   -----------    -----------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                   $ 1,822,546    $ 1,762,826
                                                   -----------    -----------

    Cash Flows from Investing
      Activities:
        Additions to land and
          buildings on operating
          leases                                          (978)            -
        Investment in direct
          financing leases                              (1,542)            -
        Investment in joint
          venture                                     (129,503)            -
                                                   -----------    -----------
            Net cash used in
              investing activities                    (132,023)            -
                                                   -----------    -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                  (1,840,000)    (1,900,000)
        Distributions to holder of
          minority interest                             (3,677)        (3,610)
                                                   -----------    -----------
            Net cash used in
              financing activities                  (1,843,677)    (1,903,610)
                                                   -----------    -----------

Net Decrease in Cash and
  Cash Equivalents                                    (153,154)      (140,784)

Cash and Cash Equivalents at
  Beginning of Period                                1,832,853      1,812,709
                                                   -----------    -----------

Cash and Cash Equivalents at End
  of Period                                        $ 1,679,699    $ 1,671,925
                                                   ===========    ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of period                      $   900,001    $   900,000
                                                   ===========    ===========


           See accompanying notes to condensed financial statements.






                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
             Quarters and Six Months Ended June 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund X, Ltd. (the "Partnership") for the year ended December 31, 1995.

      The Partnership accounts for its 88.26% interest in Allegan Real Estate Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

      Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.    Investment in Joint Ventures:
      ----------------------------

      In January 1996, the Partnership acquired an approximate 13 percent interest in a Golden Corral property in Clinton, North Carolina, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures.

      The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                               June 30,   December 31,
                                                 1996         1995
                                              ---------   ------------

            Land and buildings on
              operating leases, less
              accumulated depreciation        $7,922,725    $7,206,289
            Net investment in direct
              financing lease                    656,775       655,216
            Cash                                 160,068         6,927
            Prepaid expenses                      11,072        22,229
            Liabilities                            6,981         6,597
            Partners' capital                  8,743,659     7,884,064
            Revenues                             454,746       819,032
            Net income                           328,400       611,174

      The Partnership recognized income totalling $134,133 and $129,407 for the six months ended June 30, 1996 and 1995, respectively, from these joint ventures, $72,335 and $69,214 of which was earned during the quarters ended June 30, 1996 and 1995, respectively.

3.    Concentration of Credit Risk:
     ----------------------------

      The following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for at least one of the quarters ended June 30:

                                                  1996          1995
                                               ---------     ---------

            Burger King                        $ 178,661     $ 178,932
            Jack in the Box                      170,413       171,427
            Golden Corral Family
              Steakhouse Restaurants             138,080       136,669
            Hardees                              115,877       117,722
            Shoney's                             110,473        49,446
            Perkins                               98,900       114,643


      Although the Partnership's properties are geographically diverse and the Partnership's lessees operate a variety of restaurant concepts, failure of any one of these restaurant chains or any lessee that contributes more than ten percent of the Partnership's rental income could significantly impact the results of operation of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

4.    Commitments and Contingencies:
      -----------------------------

      During 1992, the Partnership entered into two agreements with a tenant which provide terms for certain improvements to properties the tenant currently leases from the Partnership. The agreements provide a maximum aggregate amount of costs to be paid by the Partnership of $165,000.
      The agreements provide that the tenant has a period of up to five years to make such improvements, and the Partnership will not be required to pay any amounts until the commencement of the improvements. Rental income relating to the leases of these properties will be adjusted upward in accordance with the agreements for any such amounts paid. As of June 30, 1996, the tenant had not yet commenced the aforementioned improvements.

      In October 1995, the tenant of the Partnership's property located in Austin, Texas, entered into a sublease agreement for a vacant parcel of land under which the subtenant has the option to purchase such land.
      The subtenant exercised the purchase option and in accordance with the terms of the sublease agreement, the tenant assigned the purchase contract, together with the purchase contract payment of $69,000, from the subtenant, to the Partnership. As of June 30, 1996, the sale for the vacant parcel of land had not been consummated and as a result, the net proceeds of $68,000 (representing the original $69,000 received by the Partnership, less $1,000 in costs incurred in anticipation of the sale) were recorded as a deposit at June 30, 1996. The contract price of $69,000 exceeds the Partnership's cost attributable to the parcel of land.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1996, the Partnership owned 48 Properties, including nine Properties owned by joint ventures in which the Partnership is a co-venturer and one property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources
- -------------------------------

      The Partnership's primary source of capital for the six months ended June 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,822,546 and $1,762,826 for the six months ended June 30, 1996 and 1995, respectively. The increase in cash from operations for the six months ended June 30, 1996, is primarily a result of changes in income and expenses as discussed below in "Results of Operations" and changes in the Partnership's working capital.

      Other sources and uses of capital included the following during the six months ended June 30, 1996.

      In January 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sales of the Property in Denver, Colorado, and the parcel of land in Hendersonville, North Carolina, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the general partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. The Partnership owns an approximate 13 percent interest in this Property.

      In October 1995, the tenant of the Partnership's Property located in Austin, Texas, entered into a sublease agreement for a vacant parcel of land under which the subtenant has the option to purchase such land. The subtenant exercised the purchase option and in accordance with the terms of the sublease agreement, the tenant assigned the purchase contract, together with the purchase contract payment of $69,000, from the subtenant, to the Partnership. As of June 30, 1996, the sale for the vacant parcel of land had not been consummated and as a result, the net proceeds of $68,000 (representing the original $69,000 received by the Partnership, less $1,000 in costs incurred in anticipation of the sale) were recorded as a deposit at June 30, 1996.

      During 1992, the Partnership entered into two agreements with a tenant which provide terms for certain improvements to Properties the tenant currently leases from the Partnership. The agreements provide a maximum aggregate amount of costs to be paid by the Partnership of $165,000. The agreements provide that the tenant has a period of up to five years to make such improvements, and the Partnership will not be required to pay any amounts until the commencement of the improvements. Rental income relating to the leases of these properties will be adjusted upward in accordance with the agreements for any such amounts paid. As of June 30, 1996, the tenant had not yet commenced the aforementioned improvements.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1996, the Partnership had $1,679,699 invested in such short-term investments as compared to $1,832,853 at December 31, 1995. The decrease in cash and cash equivalents during the six months ended June 30, 1996, is primarily the result of the Partnership investing approximately $129,500 in a Golden Corral Property, as described above. Cash and cash equivalents also decreased as a result of the payment of a special distribution to the limited partners of $40,000 in January 1996 from cumulative excess operating reserves. The funds remaining at June 30, 1996, after payment of distributions and other liabilities, will be used to pay certain costs relating to improvements to two of the Partnership's Properties as described above, and to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, decreased to $1,045,808 at June 30, 1996, from $1,099,521 at December 31, 1995, primarily as a result of the Partnership's accrual of a special distribution payable to the limited partners of $40,000 at December 31, 1995, as described above, which was paid in January 1996. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based primarily on cash from operations, the Partnership declared distributions to limited partners of $1,800,001 and $1,800,000 for the six months ended June 30, 1996 and 1995, respectively, ($900,001 and $900,000 for the quarters ended June 30, 1996 and 1995, respectively). This represents distributions of $0.45 per unit for each of the six months ended June 30, 1996 and 1995 ($0.23 for each of the quarters ended June 30, 1996 and 1995). No distributions were made to the general partners for the quarters and six months ended June 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations
- ---------------------

      During the six months ended June 30, 1996 and 1995, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 39 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership and Allegan Real Estate Joint Venture earned $1,746,178 and $1,727,225, respectively, in rental income from operating leases and earned income from direct financing leases for these Properties, $876,776 and $834,745 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. In May 1995, the tenant of the Property in Denver, Colorado, ceased operations of the restaurant business located at the Property and the Partnership terminated the lease agreement. In connection therewith, during the six months ended June 30, 1995, the Partnership wrote off approximately $41,500 of accrued rental income amounts previously recorded (due to the fact that future scheduled rent increases are recognized on a straight-line basis over the term of the lease in accordance with generally accepted accounting principles) relating to this Property. In August 1995, the Partnership sold this Property; therefore, base rental and earned income during the quarter and six months ended June 30, 1996, was $9,900 and $38,900, respectively, less than base rental and earned income for
the quarter and six months ended June 30, 1995.   However, as a result of the
Partnership reinvesting the majority of the sales proceeds from the sale of the Property in Denver, Colorado, in a Shoney's Property in Fort Myers Beach, Florida, in September, 1995, rental and earned income increased approximately $30,500 and $61,000 during the quarter and six months ended June 30, 1996, respectively, as compared to the quarter and six months ended June 30, 1995.

      Rental and earned income also decreased approximately $15,800 and $30,300 during the quarter and six months ended June 30, 1996, respectively, as compared to the quarter and six months ended June 30, 1995, due to the fact that in March 1996, the lease relating to the Perkins Property in Ft. Pierce, Florida, was amended to provide for reduced annual base rent from an effective date of October 1, 1995 through January 1, 1997. In addition, rental and earned income decreased due to the fact that the lease relating to the Golden Corral Property in Austin, Texas, was amended in November 1995, to provide for reduced annual base rent. The lease was amended as a result of a purchase contract received relating to the sale of a vacant parcel of land adjacent to the Property, as described above in "Liquidity and Capital Resources."

      For the six months ended June 30, 1996 and 1995, the Partnership also owned and leased eight Properties indirectly through other joint venture arrangements, and for the six months ended June 30, 1996, owned and leased one Property as tenants-in-common with affiliates of the general partners. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership earned $134,133 and $129,407, respectively, attributable to the net income earned by these unconsolidated joint ventures $72,335 and $69,214 of which was earned during the quarters ended June 30, 1996 and 1995,
respectively.   The increase in net income earned by unconsolidated joint
ventures is primarily attributable to the Partnership reinvesting the remaining net sales proceeds it received from the 1995 sales of the Property in Denver, Colorado and the parcel of land in Hendersonville, North Carolina, in a Golden Corral Property in Clinton, North Carolina, with affiliates as tenants-in-common in January 1996.

      Operating expenses, including depreciation and amortization expense, were $211,379 and $197,912 for the six months ended June 30, 1996 and 1995, respectively of which $96,437 and $97,065 were incurred for the quarters ended June 30, 1996 and 1995, respectively. The increase in operating expenses during the six months ended June 30, 1996, is primarily the result of an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties, (ii) professional services as a result of appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the Partnership's partnership agreement, and (iii) insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property. The increase in operating expenses during the six months ended June 30, 1996 was partially offset with a decrease due to, and the decrease in operating expenses during the quarter ended June 30, 1996 is primarily attributable to, a decrease in depreciation expense as a result of the sale of the Property in Denver, Colorado, in August 1995.





                          PART II.  OTHER INFORMATION



Item 1.     Legal Proceedings.  Inapplicable.
           -----------------

Item 2.     Changes in Securities.  Inapplicable.
           ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
           -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
           ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
           -----------------

Item 6.     Exhibits and Reports on Form 8-K.
           --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.




                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 12th day of August, 1996.


                                    CNL INCOME FUND X, LTD.

                                    By:CNL REALTY CORPORATION
                                    General Partner



                                    By:  /s/ James M. Seneff, Jr.
                                         -------------------------
                                         JAMES M. SENEFF, JR.
                                         Chief Executive Officer
                                         (Principal Executive Officer)



                                    By:  /s/ Robert A. Bourne
                                         -------------------------
                                         ROBERT A. BOURNE
                                         President and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)