Form 10-Q
period 1996-09-30
CNL INCOME FUND X LTD
filed 1996-11-07
CIK 863785

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1996
                               -----------------------------------

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


                    CNL Income Fund X, Ltd.
-----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Florida                             59-3004139
----------------------------        -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------




                                   CONTENTS
                                   --------


Part I                                                              Page
                                                                    ----

  Item 1.  Financial Statements:

             Condensed Balance Sheets                               1

             Condensed Statements of Income                         2

             Condensed Statements of Partners' Capital              3

             Condensed Statements of Cash Flows                     4

             Notes to Condensed Financial Statements                5-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  8-12


Part II

  Other Information                                                 13





                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                               September 30,     December 31,
             ASSETS                                1996              1995
             ------                            -------------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $846,242 and
  $692,282                                      $15,276,929      $14,862,966
Net investment in direct financing
  leases                                         14,262,373       14,947,735
Investment in joint ventures                      3,465,226        3,416,156
Cash and cash equivalents                         1,785,437        1,832,853
Receivables, less allowance for
  doubtful accounts of $2,717 and
  $12,167                                             1,257           99,304
Prepaid expenses                                      9,572            1,651
Organization costs, less
  accumulated amortization of
  $10,000 and $8,538                                     -             1,462
Accrued rental income, less
  allowance for doubtful accounts
  of $31,663 in 1996                              1,610,698        1,368,565
Other assets                                         33,104           33,104
                                                -----------       ----------
                                                $36,444,596      $36,563,796
                                                ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable                                $     2,133      $     5,503
Escrowed real estate taxes payable                   34,487           30,673
Distributions payable                               900,001          940,000
Due to related parties                                6,654            7,004
Rents paid in advance and
  deposits                                          164,889          116,341
                                                -----------      -----------
    Total liabilities                             1,108,164        1,099,521

Commitments and Contingencies
  (Note 3)

Minority interest                                    63,975           63,419

Partners' capital                                35,272,457       35,400,856
                                                -----------      -----------

                                                $36,444,596      $36,563,796
                                                ===========      ===========


           See accompanying notes to condensed financial statements.




                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                  Quarter Ended         Nine Months Ended
                                   September 30,           September 30,
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------

Revenues:
  Rental income from
    operating leases           $  527,259  $  443,378  $1,381,652  $1,330,835
  Earned income from
    direct financing
    leases                        342,685     423,042   1,234,470   1,262,810
  Contingent rental income          7,613       8,023       9,965       8,023
  Interest and other income        19,753      23,792      64,987      66,555
                               ----------  ----------  ----------  ----------
                                  897,310     898,235   2,691,074   2,668,223
                               ----------  ----------  ----------  ----------

Expenses:
  General operating and
    administrative                 42,278      39,727     130,969     102,312
  Professional services             4,877       6,527      23,125      18,025
  Real estate taxes                    -       (3,848)         -           -
  State and other taxes                -           -        9,314      15,510
  Depreciation and amorti-
    zation                         60,296      49,662     155,422     154,133
                               ----------  ----------  ----------  ----------
                                  107,451      92,068     318,830     289,980
                               ----------  ----------  ----------  ----------
Income Before Minority
  Interest in Income of Con-
  solidated Joint Venture,
  Equity in Earnings of
  Unconsolidated Joint
  Ventures and Gain on Sale
  of Land and Building            789,859     806,167   2,372,244   2,378,243

Minority Interest in
  Income of Consolidated
  Joint Venture                    (2,278)     (2,294)     (6,264)     (6,395)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                         71,490      69,024     205,623     198,431

Gain on Sale of Land and
  Building                             -       67,214          -       67,214
                               ----------  ----------  ----------  ----------

Net Income                     $  859,071  $  940,111  $2,571,603  $2,637,493
                               ==========  ==========  ==========  ==========

Allocation of Net Income:
  General partners             $    8,591  $    9,401  $   25,716  $   26,375
  Limited partners                850,480     930,710   2,545,887   2,611,118
                               ----------  ----------  ----------  ----------

                               $  859,071  $  940,111  $2,571,603  $2,637,493
                               ==========  ==========  ==========  ==========

Net Income Per Limited
  Partner Unit                 $     0.21  $     0.23  $     0.64  $     0.65
                               ==========  ==========  ==========  ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding             4,000,000   4,000,000   4,000,000   4,000,000
                               ==========  ==========  ==========  ==========


           See accompanying notes to condensed financial statements.




                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                          Nine Months Ended       Year Ended
                                            September 30,        December 31,
                                                1996                 1995
                                          -----------------     ------------

General partners:
  Beginning balance                         $   140,100         $   104,609
  Net income                                     25,716              35,491
                                            -----------         -----------
                                                165,816             140,100
                                            -----------         -----------

Limited partners:
  Beginning balance                          35,260,756          35,384,183
  Net income                                  2,545,887           3,516,576
Distributions ($0.68 and
    $0.91 per limited partner
    unit,respectively)                       (2,700,002)         (3,640,003)
                                            -----------         -----------
                                             35,106,641          35,260,756
                                            -----------         -----------

Total partners' capital                     $35,272,457         $35,400,856
                                            ===========         ===========


           See accompanying notes to condensed financial statements.




                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                       Nine Months Ended
                                                          September 30,
                                                      1996          1995
                                                   -----------   -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating Activities     $ 2,809,766    $ 2,702,094
                                                  -----------    -----------

    Cash Flows from Investing Activities:
      Proceeds from sale of land and building              -       1,057,386
      Additions to land and buildings on
        operating leases                                 (978)      (359,456)
      Investment in direct financing leases            (1,542)      (566,019)
      Investment in joint venture                    (129,503)            -
      Return of capital from joint venture             20,551             -
      Increase in restricted cash                          -        (117,327)
                                                  -----------    -----------
          Net cash provided by (used in)
            investing activities                     (111,472)        14,584
                                                  -----------    -----------

    Cash Flows from Financing Activities:
      Distributions to limited partners            (2,740,001)    (2,800,000)
      Distributions to holder of minority
        interest                                       (5,709)        (5,676)
                                                  -----------    -----------
          Net cash used in financing
            activities                             (2,745,710)    (2,805,676)
                                                  -----------    -----------

Net Decrease in Cash and Cash Equivalents             (47,416)       (88,998)

Cash and Cash Equivalents at Beginning
  of Period                                         1,832,853      1,812,709
                                                  -----------    -----------

Cash and Cash Equivalents at End of Period        $ 1,785,437    $ 1,723,711
                                                  ===========    ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:
  Building costs incurred and unpaid at
      end of period                               $        -     $     2,407
                                                  ===========    ===========
    Net investment in direct financing
      lease reclassified as building
      under operating lease as a result
      of lease amendment                          $   567,923    $        -
                                                  ===========    ===========

    Distributions declared and unpaid at
      end of period                               $   900,001    $   900,000
                                                  ===========    ===========


           See accompanying notes to condensed financial statements.




                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.    Investment in Joint Ventures:
      ----------------------------

      In January 1996, the Partnership acquired an approximate 13 percent interest in a Golden Corral property in Clinton, North Carolina, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. In August 1996, the Partnership received approximately $20,600, representing a return of capital, for excess construction costs funded as part of the initial investment in January 1996. As of September 30, 1996, the Partnership owned an approximate 13 percent interest in this property.

      The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                          September 30,      December 31,
                                              1996               1995
                                          -------------      ------------

            Land and buildings
              on operating leases,
              less accumulated
              depreciation                  $7,872,765        $7,206,289
            Net investment in
              direct financing
              lease                            657,587           655,216
            Cash                                 1,266             6,927
            Prepaid expenses                    16,697            22,229
            Liabilities                          1,007             6,597
            Partners' capital                8,547,308         7,884,064
            Revenues                           681,843           819,032
            Net income                         503,123           611,174

      The Partnership recognized income totalling $205,623 and $198,431 for the nine months ended September 30, 1996 and 1995, respectively, from these joint ventures, $71,490 and $69,024 of which was earned during the quarters ended September 30, 1996 and 1995, respectively.

3.    Commitments and Contingencies:
      -----------------------------

      During 1992, the Partnership entered into two agreements with a tenant which provide terms for certain improvements to properties the tenant currently leases from the Partnership. The agreements provide a maximum aggregate amount of costs to be paid by the Partnership of $165,000.
      The agreements provide that the tenant has a period of up to five years to make such improvements, and the Partnership will not be required to pay any amounts until the commencement of the improvements. Rental income relating to the leases of these properties will be adjusted upward in accordance with the agreements for any such amounts paid. As of September 30, 1996, the tenant had not yet commenced the aforementioned improvements.

      In October 1995, the tenant of the Partnership's property located in Austin, Texas, entered into a sublease agreement for a vacant parcel of land under which the subtenant has the option to purchase such land.
      The subtenant exercised the purchase option and in accordance with the terms of the sublease agreement, the tenant assigned the purchase contract, together with the purchase contract payment of $69,000, from the subtenant, to the Partnership. As of September 30, 1996, the sale for the vacant parcel of land had not been consummated and as a result, the net proceeds of $68,000 (representing the original $69,000 received by the Partnership, less $1,000 in costs incurred in anticipation of the sale) were recorded as a deposit at September 30, 1996. The contract price of $69,000 exceeds the Partnership's cost attributable to the parcel of land.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrange-ments, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1996, the Partnership owned 48 Properties, including nine Properties owned by joint ventures in which the Partnership is a co-venturer and one property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the nine months ended September 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,809,766 and $2,702,094 for the nine months ended September 30, 1996 and 1995, respectively. The increase in cash from operations for the nine months ended September 30, 1996, is primarily a result of changes in the Partnership's working capital.

      Other sources and uses of capital included the following during the nine months ended September 30, 1996.

      In January 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Denver, Colorado, and the granting of an easement relating to the Property in Hendersonville, North Carolina, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the general partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. In August 1996, the Partnership received approximately $20,600, representing a return of capital, for excess construction costs funded as part of the initial investment in January 1996. The Partnership intends to use these funds for other Partnership purposes. As of September 30, 1996, the Partnership owned an approximate 13 percent interest in this Property.

      In October 1995, the tenant of the Partnership's Property located in Austin, Texas, entered into a sublease agreement for a vacant parcel of land under which the subtenant has the option to purchase such land. The subtenant exercised the purchase option and in accordance with the terms of the sublease agreement, the tenant assigned the purchase contract, together with the purchase contract payment of $69,000, from the subtenant, to the Partnership. As of September 30, 1996, the sale for the vacant parcel of land had not been consummated and as a result, the net proceeds of $68,000 (representing the original $69,000 received by the Partnership, less $1,000 in costs incurred in anticipation of the sale) were recorded as a deposit at September 30, 1996.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1996, the Partnership had $1,785,437 invested in such short-term investments as compared to $1,832,853 at December 31, 1995. The decrease in cash and cash equivalents during the nine months ended September 30, 1996, is primarily the result of the Partnership investing approximately $109,000 in a Golden Corral Property, as described above. Cash and cash equivalents also decreased as a result of the payment of a special distribution to the limited partners of $40,000 in January 1996 from cumulative excess operating reserves. The funds remaining at September 30, 1996, after payment of distributions and other liabilities, will be used to pay certain costs relating to improvements to two of the Partnership's Properties as described above, and to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, increased to $1,108,164 at September 30, 1996, from $1,099,521 at December 31, 1995. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      During 1992, the Partnership entered into two agreements with a tenant which provide terms for certain improvements to Properties the tenant currently leases from the Partnership. The agreements provide a maximum aggregate amount of costs to be paid by the Partnership of $165,000. The agreements provide that the tenant has a period of up to five years to make such improvements, and the Partnership will not be required to pay any amounts until the commencement of the improvements. Rental income relating to the leases of these properties will be adjusted upward in accordance with the agreements for any such amounts paid. As of September 30, 1996, the tenant had not yet commenced the aforementioned improvements.

      Based primarily on cash from operations, the Partnership declared distributions to limited partners of $2,700,002 and $2,700,000 for the nine months ended September 30, 1996 and 1995, respectively, ($900,001 and $900,000 for the quarters ended September 30, 1996 and 1995, respectively). This represents distributions of $0.68 per unit for each of the nine months ended September 30, 1996 and 1995 ($0.23 for each of the quarters ended September 30, 1996 and 1995). No distributions were made to the general partners for the quarters and nine months ended September 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Part-nership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations
---------------------

      During the nine months ended September 30, 1995, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 40 wholly owned Properties (including one Property in Denver, Colorado, which was sold in August 1995) and during the nine months ended September 30, 1996, the Partnership and its consolidated joint venture owned and leased 39 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership and Allegan Real Estate Joint Venture earned $2,616,122 and $2,593,645, respectively, in rental income from operating leases and earned income from direct financing leases for these Properties, $869,944 and $866,420 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. In May 1995, the tenant of the Property in Denver, Colorado, ceased operations of the restaurant business located at the Property and the Partnership terminated the lease agreement. In connection therewith, during the nine months ended September 30, 1995, the Partnership wrote off approximately $41,500 of accrued rental income amounts previously recorded (due to the fact that future scheduled rent increases are recognized on a straight-line basis over the term of the lease in accordance with generally accepted accounting principles) relating to this Property. As a result of the sale of this Property in August 1995, rental and earned income decreased approximately $38,900 during the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. However, as a result of the Partnership reinvesting the majority of the sales proceeds from the sale of the Property in Denver, Colorado, in a Shoney's Property in Fort Myers Beach, Florida, in September, 1995, rental and earned income increased approximately $22,700 and $83,800 during the quarter and nine months ended September 30, 1996, respectively, as compared to the quarter and nine months ended September 30, 1995.

      Rental and earned income also decreased approximately $16,600 and $46,900 during the quarter and nine months ended September 30, 1996, respectively, as compared to the quarter and nine months ended September 30, 1995, due to the fact that in March 1996, the lease relating to the Perkins Property in Ft. Pierce, Florida, was amended to provide for reduced annual base rent from an effective date of October 1, 1995 through January 1, 1997. The Partnership does not anticipate that these reduced rents will have a material effect on operations. As a result of the lease amendment, the building portion of the lease was reclassified from a direct financing lease to an operating lease. In addition, rental and earned income decreased due to the fact that the lease relating to the Golden Corral Property in Austin, Texas, was amended in November 1995, to provide for reduced annual base rent. The lease was amended as a result of a purchase contract received relating to the sale of a vacant parcel of land adjacent to the Property, as described above in "Liquidity and Capital Resources."

      For the nine months ended September 30, 1996 and 1995, the Partnership also owned and leased eight Properties indirectly through other joint venture arrangements, and for the nine months ended September 30, 1996, owned and leased one Property as tenants-in-common with affiliates of the general partners. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership earned $205,623 and $198,431, respectively, attributable to the net income earned by these unconsolidated joint ventures $71,490 and $69,024 of which was earned during the quarters ended September
30, 1996 and 1995, respectively.   The increase in net income earned by
unconsolidated joint ventures is primarily attributable to the Partnership reinvesting the remaining net sales proceeds it received from the 1995 sales of the Property in Denver, Colorado and the parcel of land in Hendersonville, North Carolina, in a Golden Corral Property in Clinton, North Carolina, with affiliates as tenants-in-common in January 1996.

      Operating expenses, including depreciation and amortization expense, were $318,830 and $289,980 for the nine months ended September 30, 1996 and 1995, respectively of which $107,451 and $92,068 were incurred for the quarters ended September 30, 1996 and 1995, respectively. The increase in operating expenses during the nine months ended September 30, 1996, is primarily the result of an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties, (ii) professional services as a result of appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the Partnership's partnership agreement, and (iii) insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      Operating expenses also increased during the quarter and nine months ended September 30, 1996, as compared to the quarter and nine months ended September 30, 1995, due to an increase in depreciation expense as a result of the reclassification of the building portion of the lease relating to the Perkins Property in Ft. Pierce, Florida, from a direct financing lease to an operating lease during the quarter and nine months ended September 30, 1996, as described above. The increase in operating expense during the nine months ended September 30, 1996 was partially offset by a decrease in depreciation expense as a result of the sale of the Property in Denver, Colorado, in August 1995.

      As a result of the granting of an easement relating to the Property in Hendersonville, North Carolina, and the sale of the Property in Denver, Colorado, the Partnership recognized a gain for financial reporting purposes of $67,214 during the nine months ended September 30, 1995. No Properties were sold during the nine months ended September 30, 1996.




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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.





                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 5th day of November, 1996.

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