Form 10-K405
period 1996-12-31
CNL INCOME FUND X LTD
filed 1997-03-28
CIK 863785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended         December 31, 1996
                                           ---------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ______________


                        Commission file number  0-20016

                            CNL INCOME FUND X, LTD.
             (Exact name of registrant as specified in its charter)

            Florida                                       59-3004139
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                        400 East South Street, Suite 500
                            Orlando, Florida  32801
          (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (407) 422-1574

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                      Name of exchange on which registered:
     None                                               Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

              Units of limited partnership interest ($10 per Unit)
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X      No
                                         -------        --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I


Item 1.  Business

         CNL Income Fund X, Ltd. (the "Registrant" or the "Partnership") is a limited partnership which was organized pursuant to the laws of the State of Florida on April 16, 1990. The general partners of the Partnership are Robert A. Bourne, James M. Seneff, Jr. and CNL Realty Corporation, a Florida corporation (the "General Partners"). Beginning on September 9, 1991, the Partnership offered for sale up to $40,000,000 of limited partnership interests (the "Units") (4,000,000 Units at $10 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective March 20, 1991. The offering terminated on March 18, 1992, at which date the maximum offering proceeds of $40,000,000 had been received from investors who were admitted to the Partnership as limited partners (the "Limited Partners").

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,200,000, and were used to acquire 47 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the Partnership sold its Property in Denver, Colorado, and reinvested the majority of the net sales proceeds in a Shoney's in Fort Myers Beach, Florida. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Denver, Colorado, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. As a result of the above transactions, as of December 31, 1996, the Partnership owned 48 Properties, including nine Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common. The Partnership leases the Properties on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. In general, the General Partners plan to seek the sale of some of the Properties commencing seven to 12 years after their acquisition. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. Generally, the leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer, provide for initial terms ranging from 14 to 20 years (the average being 18 years) and expire between 2006 and 2016. All leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $26,200 to $198,500. All of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the second to the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In March 1996, the lease relating to the Perkins Property in Ft. Pierce, Florida, was amended to provide for reduced annual base rent through January 1, 1997. In connection therewith, the tenant exercised its first five-year renewal option, for which the renewal period shall commence on October 25, 2011, and shall expire on October 24, 2016. Total rental payments under the amended lease will be greater than the original lease during the term of the lease.

Major Tenants

         During 1996, three lessees (or group of affiliated lessees) of the Partnership and its consolidated joint venture, (i) Golden Corral Corporation,
(ii) Foodmaker, Inc. and (iii) Flagstar Enterprises, Inc. and Denny's, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures and one Property owned with affiliates as tenants-in-common). As of December 31, 1996, Golden Corral Corporation was the lessee under leases relating to four restaurants, Foodmaker, Inc. was the lessee under leases relating to seven restaurants and Flagstar Corporation was the lessee under leases relating to ten restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees (or groups of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, six Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Hardee's, Perkins, Burger King, Shoney's and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income during 1996 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures and one Property owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these six Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

         The Partnership has entered into a joint venture arrangement, Allegan Real Estate Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into three separate joint venture arrangements, CNL Restaurant Investments III, Ashland Joint Venture and Williston Real Estate Joint Venture, with affiliates of the General Partners, to purchase and hold eight Properties.

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

         CNL Restaurant Investments III's joint venture agreement does not provide a fixed term, but continues in existence until terminated by either of the joint venturers. Ashland Joint Venture has an initial term of 30 years and Allegan Real Estate Joint Venture and Williston Real Estate Joint Venture each have an initial term of 20 years and, after the expiration of the initial term, each of the three joint ventures continues in existence from year to year unless terminated at the option of any of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

         The Partnership has management control of Allegan Real Estate Joint Venture and shares management control equally with affiliates of the General Partners for CNL Restaurant Investments III, Williston Real Estate Joint Venture and Ashland Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partners, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of CNL Restaurant Investments III, Allegan Real Estate Joint Venture, Ashland Joint Venture and Williston Real Estate Joint Venture is distributed 50 percent, 88.26%, 10.51% and 41 percent, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with their respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture agreements, in January 1996, the Partnership entered into an agreement to hold a Golden Corral Property as tenants-in-common with affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 13.37% interest in this Property.

Certain Management Services

         CNL Investment Company, an affiliate of the General Partners provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through December 31, 1994. Under this agreement, CNL Investment Company was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Investment Company also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Investment Company an annual fee of one percent of the sum of gross operating revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

         Effective January 1, 1995, certain officers and employees of CNL Investment Company became officers and employees of CNL Income Fund Advisors, Inc., an affiliate of the General Partners, and CNL Investment Company assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Income Fund Advisors, Inc. In addition, effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Fund Advisors, Inc. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those which offer different types of food and service.

         At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 48 Properties, located in 19 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 14,000 to 200,900 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership include a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,800 to 10,700 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

         Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish restaurant buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.

         Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 1996 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2007 and 2011) and the average minimum base rent is approximately $156,900 (ranging from approximately $88,100 to $198,500).

         Foodmaker, Inc. leases seven Jack in the Box restaurants. The initial term of each lease is between 18 and 20 years (expiring between 2009 and 2012) and the average minimum base rent is approximately $93,300 (ranging from approximately $62,900 to $123,500).

         Flagstar Corporation leases eight Hardee's restaurants and two Denny's restaurants. The initial term of each lease is 20 years (expiring in 2012) and the average minimum base rent is approximately $68,200 (ranging from approximately $43,500 to $111,800).

         The General Partners consider the Properties to be well-maintained and sufficient for the Partnership's operations.

Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of February 28, 1997, there were 3,529 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase) may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price for any Unit transferred pursuant to the Plan has been $9.50 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1996 and 1995 other than pursuant to the Plan, net of commissions (which ranged from zero to 29.57%).

                                            1996 (1)                           1995 (1)
                                 ------------------------------      -----------------------------
                                   High       Low      Average        High       Low      Average
                                   ----       ---      -------        ----       ---      -------
First Quarter                     $10.00     $8.10       $9.37       $ 9.50    $ 7.20      $ 8.39
Second Quarter                      9.50      9.50        9.50         9.50      8.27        9.12
Third Quarter                       8.15      5.74        6.61         9.50      8.40        8.71
Fourth Quarter                      8.50      7.60        8.20         9.50      7.00        9.11

(1) A total of 26,865 and 40,383 Units were transferred other than pursuant to the Plan for the years ended December 31, 1996 and 1995, respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 1996 and 1995, the Partnership declared cash distributions of $3,640,003 to the Limited Partners. During each of the quarters ended December 31, 1996 and 1995, the Partnership declared a special distribution to the Limited Partners of $40,000 which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         Quarter Ended                               1996              1995
         -------------                            ---------         ---------
         March 31                                  $900,001          $900,001
         June 30                                    900,001           900,001
         September 30                               900,001           900,001
         December 31                                940,000           940,000

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


Item 6.  Selected Financial Data

                                       1996           1995           1994            1993           1992
                                  -------------  -------------  -------------   -------------  -------------
Year Ended December 31:
  Revenues (1)                     $  3,871,869   $  3,875,779   $  4,020,289    $  4,030,010   $  3,314,194
  Net income (2)                      3,461,812      3,552,067      3,672,841       3,636,573      2,906,042
  Cash distributions declared (3)     3,640,003      3,640,003      3,625,017       3,500,000      2,783,738
  Net income per Unit (2)(4)                .86            .88            .91             .90            .76
  Cash distributions declared per
     Unit (3)(4)                            .91            .91            .91             .88            .74

At December 31:
  Total assets                      $36,437,560    $36,563,796    $36,722,696     $36,462,746    $35,580,048
  Partners' capital                  35,222,665     35,400,856     35,488,792      35,440,968     35,304,395

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(2) Net income for the year ended December 31, 1995, includes $67,214 from a gain on sale of land and building.

(3) Distributions for each of the years ended December 31, 1996 and 1995, include a special distribution to the Limited Partners of $40,000 which represented cumulative excess operating reserves.

(4) Based on the weighted average number of Limited Partner Units outstanding during each of the years ended December 31, 1996, 1995, 1994, 1993 and 1992.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1996, the Partnership owned 48 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1996, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,695,802, $3,527,362 and $3,785,493 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in cash from operations during 1996, and the decrease in 1995, each as compared to the prior year, were primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 1996, 1995 and 1994.

         In July 1995, the Partnership sold a small parcel of land as a result of an easement relating to its Property in Hendersonville, North Carolina, for $7,200, resulting in a gain of $1,112 for financial reporting purposes. In addition, in August 1995, the Partnership sold its Property in Denver, Colorado, for $1,057,000 and received net sales proceeds of $1,050,186, resulting in a gain of $66,102 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1991 and had a cost of approximately $977,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $73,200 in excess of its original purchase price. In September 1995, the Partnership reinvested $928,122 in a Shoney's in Fort Myers Beach, Florida.

         In October 1995, the tenant of the Partnership's Property located in Austin, Texas, entered into a sublease agreement for a vacant parcel of land under which the subtenant has the option to purchase such land. The subtenant exercised the purchase option and in accordance with the terms of the sublease agreement, the tenant assigned the purchase contract, together with the purchase contract payment of $69,000 from the subtenant, to the Partnership. As of February 28, 1997, the sale for the vacant parcel of land had not been consummated and as a result, the net proceeds of $68,000 (representing the original $69,000 received by the Partnership, less $1,000 in costs incurred in anticipation of the sale) were recorded as a deposit at December 31, 1996.

         In January 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Denver, Colorado, and the proceeds from the granting of an easement relating to the Property in Hendersonville, North Carolina, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1996, the Partnership owned a 13.37% interest in this Property.

         None of the Properties owned by the Partnership or the joint ventures in which the Partnership owns an interest is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1996, the Partnership had $1,769,483 invested in such short-term investments as compared to $1,832,853 at December 31, 1995. The funds remaining at December 31, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1996, 1995 and 1994, affiliates of the General Partners incurred $112,363, $100,249 and $87,584, respectively, for certain operating expenses. As of December 31, 1996 and 1995, the Partnership owed $1,609 and $7,004, respectively, to affiliates for such amounts and accounting and administrative services. As of February 28, 1997, the Partnership had reimbursed the affiliates all such amounts. Other liabilities increased to $1,148,901 at December 31, 1996, from $1,092,517 at December 31, 1995. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and cumulative excess operating reserves the Partnership declared distributions to the Limited Partners of $3,640,003 for each of the years ended December 31, 1996 and 1995, and $3,625,017 for the year ended December 31, 1994. This represents distributions of $0.91 per Unit for each of the years ended December 31, 1996, 1995 and 1994. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1996, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         The General Partners believe that the Properties are adequately covered by insurance. In addition, the General Partners have obtained contingent liability and property coverage for the Partnership. This insurance is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate cash flow in excess of operating expenses.

         Due to low operating expenses and ongoing cash flow, the General Partners believe that the Partnership has sufficient working capital reserves at this time. In addition, because all leases of the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purpose, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs.

         The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

         During 1994, the Partnership owned and leased 38 wholly owned Properties, during 1995, the Partnership owned and leased 39 wholly owned Properties (including one Property in Denver, Colorado, which was sold in August
1995) and during 1996, the Partnership owned and leased 38 wholly owned Properties. In addition, during 1996, 1995 and 1994, the Partnership was a co-venturer in three separate joint ventures that each owned and leased one Property and one joint venture which owned and leased six Properties. During 1996, the Partnership also owned and leased one Property with affiliates as tenants-in-common. As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements 48 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $26,200 to $198,500. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the second to the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, earned $3,481,139, $3,474,227 and $3,594,186, respectively, in rental income from operating leases and earned income from direct financing leases. Rental and earned income decreased approximately $81,500 during 1995, as compared to 1994, as a result of the fact that in May 1995, the tenant of the Property in Denver, Colorado, ceased operations of the restaurant business located at the Property and the Partnership terminated the lease agreement. In connection therewith, during the year ended December 31, 1995, the Partnership also wrote off approximately $41,500 of accrued rental income amounts previously recorded (due to the fact that future scheduled rent increases are recognized on a straight-line basis over the term of the lease in accordance with generally accepted accounting principles) relating to this Property. The Partnership sold this Property in August 1995. The decrease in rental and earned income during 1995, as compared to 1994, was partially offset by an increase of approximately $38,300 in rental and earned income due to the Partnership reinvesting the majority of the sales proceeds from the sale of the Property in Denver, Colorado, in a Shoney's Property in Fort Myers Beach, Florida, in September 1995, as described above in "Liquidity and Capital Resources." During 1996, rental and earned income increased by approximately $83,600 as a result of the Shoney's Property in Fort Myers Beach, Florida, being operational for a full year.

         Rental and earned income decreased approximately $53,400 during 1996, as compared to 1995, due to the fact that in March 1996, the lease relating to the Perkins Property in Ft. Pierce, Florida, was amended to provide for reduced annual base rent from an effective date of October 1, 1995 through January 1, 1997. The Partnership does not anticipate that these reduced rents will have a material effect on operations. As a result of the lease amendment, the building portion of the lease was reclassified from a direct financing lease to an operating lease.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $45,126, $53,189 and $99,616, respectively, in contingent rental income. Contingent rental income for the years ended December 31, 1996 and

1995, each as compared to the previous year, decreased primarily as a result of decreased gross sales of certain restaurant Properties that are subject to leases requiring payment of contingent rental income.

         For the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $278,371, $267,799 and $271,512, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by unconsolidated joint ventures is primarily attributable to the Partnership investing in a Property in Clinton, North Carolina, in January 1996, with affiliates of the General Partners as tenants-in-common, as described above in "Liquidity and Capital Resources."

         During the years ended December 31, 1996, 1995 and 1994, three lessees (or group of affiliated lessees), of the Partnership and its consolidated joint venture, (i) Golden Corral Corporation, (ii) Foodmaker, Inc. and (iii) Flagstar Enterprises, Inc. and Denny's, Inc. (which are affiliated entities under common control of Flagstar Corporation)(hereinafter referred to as Flagstar Corporation), each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures and one Property owned with affiliates as tenants-in-common). As of December 31, 1996, Golden Corral Corporation was the lessee under leases relating to four restaurants, Foodmaker, Inc. was the lessee under leases relating to seven restaurants and Flagstar Corporation was the lessee under leases relating to ten restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees (or groups of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental income during 1997 and subsequent years. In addition, six Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Hardee's, Perkins, Burger King, Shoney's and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income during 1996 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures and one Property owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these six Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $410,057, $390,926 and $347,448 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in operating expenses during 1996 and 1995, each as compared to the previous year, is primarily the result of an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership as discussed above in "Liquidity and Capital Resources." In addition operating expenses increased during 1996, as compared to 1995, as a result of the reclassification of the building portion of the lease relating to the Perkins Property in Ft. Pierce, Florida, from a direct financing lease to an operating lease during 1996, as discussed above. The increase in operating expenses during 1996, as compared to 1995, is partially offset by a state tax refund from the State of New Hampshire for taxes paid in 1993.

         The increase in operating expenses during 1995, as compared to 1994, was partially offset by a decrease in depreciation expense as a result of the sale of the Property in Denver, Colorado, as discussed in "Liquidity and Capital Resources."

         As a result of the granting of an easement relating to the Property in Hendersonville, North Carolina, and the sale of the Property in Denver, Colorado, as described above in "Liquidity and Capital Resources", the Partnership recognized a gain for financial reporting purposes of $67,214 during the year ended December 31, 1995. No Properties were sold during the years ended December 31, 1996 and 1994.

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

         The Partnership's leases as of December 31, 1996, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                                    CONTENTS



                                                       Page
                                                       ----
Report of Independent Accountants                       12

Financial Statements:

  Balance Sheets                                        13

  Statements of Income                                  14

  Statements of Partners' Capital                       15

  Statements of Cash Flows                              16

  Notes to Financial Statements                         18

                       Report of Independent Accountants

To the Partners
CNL Income Fund X, Ltd.

We have audited the financial statements and the financial statement schedule of CNL Income Fund X, Ltd. (a Florida limited partnership) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund X, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Orlando, Florida
January 15, 1997

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                 December 31,
            ASSETS                                 1996                     1995
            ------                              -----------              -----------
Land and buildings on operating
  leases, less accumulated
  depreciation                                  $15,224,392              $14,862,966
Net investment in direct financing
  leases                                         14,219,805               14,947,735
Investment in joint ventures                      3,449,210                3,416,156
Cash and cash equivalents                         1,769,483                1,832,853
Receivables                                          52,470                   99,304
Prepaid expenses                                      5,503                    1,651
Organization costs less accumulated
  amortization of $10,000 and $8,538                     -                     1,462
Accrued rental income                             1,683,593                1,368,565
Other assets                                         33,104                   33,104
                                                -----------              -----------

                                                $36,437,560              $36,563,796
                                                ===========              ===========


  LIABILITIES AND PARTNERS' CAPITAL
  ---------------------------------
Accounts payable                                $     2,913              $     5,503
Escrowed real estate taxes payable                   45,060                   30,673
Distributions payable                               940,000                  940,000
Due to related parties                                1,609                    7,004
Rents paid in advance and deposits                  160,928                  116,341
                                                -----------              -----------
    Total liabilities                             1,150,510                1,099,521

Commitments and Contingencies (Note 10)

Minority interest                                    64,385                   63,419

Partners' capital                                35,222,665               35,400,856
                                                -----------              -----------

                                                $36,437,560              $36,563,796
                                                ===========              ===========

                See accompanying notes to financial statements.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                        Year Ended December 31,
                                              1996                1995               1994
                                           ----------          ----------         -----------
Revenues:
  Rental income from
    operating leases                       $1,832,781          $1,783,928         $1,903,544
  Earned income from direct
    financing leases                        1,648,358           1,690,299          1,690,642
  Contingent rental income                     45,126              53,189             99,616
  Interest and other income                    75,896              89,630             63,446
                                           ----------          ----------         ----------
                                            3,602,161           3,617,046          3,757,248
                                           ----------          ----------         ----------

Expenses:
  General operating and
    administrative                            166,049             150,157            104,123
  Professional services                        33,692              23,563             21,444
  State and other taxes                         2,357              15,510             12,940
  Depreciation and amortization               207,959             201,696            208,941
                                           ----------          ----------         ----------
                                              410,057             390,926            347,448
                                           ----------          ----------         ----------

Income Before Minority Interest
  in Income of Consolidated
  Joint Venture, Equity in
  Earnings of Unconsolidated
  Joint Ventures and Gain on
  Sale of Land and Building                 3,192,104           3,226,120          3,409,800

Minority Interest in Income of
  Consolidated Joint Venture                   (8,663)             (9,066)            (8,471)

Equity in Earnings of
  Unconsolidated Joint Ventures               278,371             267,799            271,512

Gain on Sale of Land and Building                  -               67,214                 -
                                           ----------          ----------         ---------

Net Income                                 $3,461,812          $3,552,067         $3,672,841
                                           ==========          ==========         ==========

Allocation of Net Income:
  General partners                         $   34,618          $   35,491         $   36,728
  Limited partners                          3,427,194           3,516,576          3,636,113
                                           ----------          ----------         ----------

                                           $3,461,812          $3,552,067         $3,672,841
                                           ==========          ==========         ==========

Net Income per Limited Partner
  Unit                                     $     0.86          $     0.88         $     0.91
                                           ==========          ==========         ==========

Weighted Average Number of Limited
  Partner Units Outstanding                 4,000,000           4,000,000          4,000,000
                                           ==========          ==========         ==========

                See accompanying notes to financial statements.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1996, 1995 and 1994

                                   General Partners                             Limited Partners
                                   ----------------        -----------------------------------------------------------------------
                                              Accumu-                                       Accumu-
                                  Contri-     lated        Contri-         Distri-          lated       Syndication
                                  butions    Earnings      butions         butions         Earnings        Costs           Total
                                  -------    --------    -----------    ------------     -----------    -----------     -----------
Balance, December 31, 1993          1,000      66,881     40,000,000      (6,458,113)      6,621,200     (4,790,000)     35,440,968

  Distributions to limited
    partners ($0.91 per
    limited partner unit)              -           -              -       (3,625,017)             -              -       (3,625,017)
  Net income                           -       36,728             -               -        3,636,113                      3,672,841
                                   ------    --------    -----------    ------------     -----------    -----------     -----------

Balance, December 31, 1994          1,000     103,609     40,000,000     (10,083,130)     10,257,313     (4,790,000)     35,488,792

  Distributions to limited
    partners ($0.91 per
    limited partner unit)              -           -              -       (3,640,003)             -              -       (3,640,003)
  Net income                           -       35,491             -               -        3,516,576             -        3,552,067
                                   ------    --------    -----------    ------------     -----------    -----------     -----------

Balance, December 31, 1995          1,000     139,100     40,000,000     (13,723,133)     13,773,889     (4,790,000)     35,400,856

  Distributions to limited
    partners ($0.91 per
    limited partner unit)              -           -              -       (3,640,003)             -              -       (3,640,003)
  Net income                           -       34,618             -               -        3,427,194             -        3,461,812
                                   ------    --------    -----------    ------------     -----------    -----------     -----------

Balance, December 31, 1996         $1,000    $173,718    $40,000,000    $(17,363,136)    $17,201,083    $(4,790,000)    $35,222,665
                                   ======    ========    ===========    ============     ===========    ===========     ===========

                See accompanying notes to financial statements.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                                   1996                1995               1994
                                                               -----------         -----------        --------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from tenants                             $ 3,491,064         $ 3,290,242        $ 3,535,838
        Distributions from uncon-
          solidated joint ventures                                 354,648             341,527            346,892
        Cash paid for expenses                                    (211,345)           (177,007)          (143,980)
        Interest received                                           61,435              72,600             46,743
                                                               -----------         -----------        -----------
            Net cash provided by
              operating activities                               3,695,802           3,527,362          3,785,493
                                                               -----------         -----------        -----------

    Cash Flows From Investing
      Activities:
        Proceeds from sale of
          land and building                                             -            1,057,386                 -
        Deposit received on
          contract for sale of
          land                                                          -               69,000                 -
        Additions to land and
          buildings on operating
          leases                                                      (978)           (359,506)                -
        Investment in direct
          financing leases                                          (1,542)           (566,097)                -
        Investment in joint venture                               (108,952)                 -                  -
                                                               -----------         -----------        ----------
            Net cash provided by
              (used in) investing
              activities                                          (111,472)            200,783                 -
                                                               -----------         -----------        ----------

    Cash Flows From Financing
      Activities:
        Distributions to limited
          partners                                              (3,640,003)         (3,700,003)        (3,500,017)
        Distributions to holder of
          minority interest                                         (7,697)             (7,998)            (7,909)
                                                               -----------         -----------        -----------
            Net cash used in
              financing activities                              (3,647,700)         (3,708,001)        (3,507,926)
                                                               -----------         -----------        -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                                 (63,370)             20,144            277,567

Cash and Cash Equivalents at
  Beginning of Year                                              1,832,853           1,812,709          1,535,142
                                                               -----------         -----------        -----------

Cash and Cash Equivalents at
  End of Year                                                  $ 1,769,483         $ 1,832,853        $ 1,812,709
                                                               ===========         ===========        ===========

                See accompanying notes to financial statements.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                             Year Ended December 31,
                                                                   1996                1995               1994
                                                               -----------         -----------        --------
Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                                                 $ 3,461,812         $ 3,552,067        $ 3,672,841
                                                               -----------         -----------        -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                                               206,497             199,696            206,941
        Amortization                                                 1,462               2,000              2,000
        Minority interest in income
          of consolidated joint
          venture                                                    8,663               9,066              8,471
        Equity in earnings of
          unconsolidated joint
          ventures, net of
          distributions                                             75,898              73,630             75,470
        Gain on sale of land and
          building                                                      -              (67,214)                -
        Decrease (increase) in
          receivables                                               46,834              10,222            (22,853)
        Decrease (increase) in
          prepaid expenses                                          (3,852)               (664)             5,817
        Decrease in net investment
          in direct financing leases                               160,007             141,684            122,590
        Increase in accrued rental
          income                                                  (315,028)           (309,574)          (372,348)
        Increase (decrease) in
          accounts payable and
          accrued expenses                                          14,317              (1,057)            16,533
        Increase (decrease) in due
          to related parties                                        (5,395)              7,004                 -
        Increase (decrease) in rents
          paid in advance and
          deposits                                                  44,587             (89,498)            70,031
                                                                ----------         -----------        -----------
            Total adjustments                                      233,990             (24,705)           112,652
                                                                ----------         -----------        -----------

Net Cash Provided by Operating
  Activities                                                   $ 3,695,802         $ 3,527,362        $ 3,785,493
                                                               ===========         ===========        ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at December 31                                    $   940,000         $   940,000        $ 1,000,000
                                                               ===========         ===========        ===========

                See accompanying notes to financial statements.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1996, 1995 and 1994

1.       Significant Accounting Policies:

         Organization and Nature of Business - CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

         Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

                  Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases.

                  Operating method - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value.

         Investment in Joint Ventures - The Partnership accounts for its 88.26% interest in Allegan Real Estate Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         The Partnership's investments in CNL Restaurant Investments III, Williston Real Estate Joint Venture, Ashland Joint Venture and a property in Clinton, North Carolina, held as tenants-in-common, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994

1.       Significant Accounting Policies - Continued:

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Organization Costs - Organization costs were amortized over five years using the straight-line method.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         New Accounting Standard - Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994

2.       Leases:

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Twelve of the leases have been classified as operating leases and 27 of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 19 of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                            1996                    1995
                                         -----------            -----------

                Land                     $ 9,926,720            $ 9,926,720
                Buildings                  6,196,451              5,628,528
                                         -----------            -----------
                                          16,123,171             15,555,248
                Less accumulated
                  depreciation              (898,779)              (692,282)
                                         -----------            -----------

                                         $15,224,392            $14,862,966
                                         ===========            ===========

         In July 1995, the Partnership sold a small parcel of land as a result of an easement relating to its property in Hendersonville, North Carolina, for $7,200, resulting in a gain of $1,112 for financial reporting purposes. In addition, in August 1995, the Partnership sold its property in Denver, Colorado, for $1,057,000 and received net sales proceeds of $1,050,186, resulting in a gain of $66,102 for financial reporting purposes. This property was originally acquired by

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


3.       Land and Buildings on Operating Leases - Continued:

         the Partnership in December 1991 and had a cost of approximately $977,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $73,200 in excess of its original purchase price. In September 1995, the Partnership reinvested $928,122 of net sales proceeds in land and building of a Shoney's in Fort Myers Beach, Florida.

         Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1996, 1995 and 1994, the Partnership recognized $315,029, $309,574 and $372,348, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1996:

                  1997                  $ 1,708,776
                  1998                    1,767,098
                  1999                    1,788,197
                  2000                    1,801,765
                  2001                    1,868,403
                  Thereafter             18,360,343
                                        -----------
                                        $27,294,582
                                        ===========

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                   1996               1995
                                               ------------       ------------

                  Minimum lease payments
                    receivable                 $ 27,990,876       $ 31,556,749
                  Estimated residual
                    values                        4,375,790          4,520,717
                  Less unearned income          (18,146,861)       (21,129,731)
                                               ------------       ------------

                  Net investment in direct
                    financing leases            $14,219,805       $ 14,947,735
                                                ===========       ============

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 1996:

                    1997                            $ 1,817,346
                    1998                              1,834,117
                    1999                              1,836,544
                    2000                              1,838,028
                    2001                              1,845,471
                    Thereafter                       18,819,370
                                                     -----------
                                                     $27,990,876
                                                     ===========

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

         During the year ended December 31, 1996, one of the Partnership's leases was amended. As a result of the lease amendment, the Partnership reclassified this lease from a direct financing lease to an operating lease, whereby the property was recorded at its net carrying value of $567,923. Due to the fact that the net carrying value was less than the cost of the property, no loss was recorded for financial reporting purposes.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


5.       Investment in Joint Ventures:

         The Partnership has a 50 percent, a 10.51% and a 41 percent interest in the profits and losses of CNL Restaurant Investments III, Ashland Joint Venture and Williston Real Estate Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         In January 1996, the Partnership acquired and leased a property in Clinton, North Carolina, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1996, the Partnership owned a 13.37% interest in this property.

         CNL Restaurant Investments III owns and leases six properties to an operator of national fast-food restaurants. Ashland Joint Venture and Williston Real Estate Joint Venture each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                        1996            1995
                                                     ----------      ----------

                  Land and buildings on
                    operating leases, less
                    accumulated depreciation         $7,822,804      $7,206,289
                  Net investment in direct
                    financing lease                     658,422         655,216
                  Cash                                    1,750           6,927
                  Receivables                             8,164              -
                  Prepaid expenses                       21,910          22,229
                  Liabilities                             1,094           6,597
                  Partners' capital                   8,511,956       7,884,064
                  Revenues                              916,897         819,032
                  Net income                            686,789         611,174

         The Partnership recognized income totalling $278,371, $267,799 and $271,512 for the years ended December 31, 1996, 1995 and 1994, respectively, from these joint ventures.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


6.       Allocations and Distributions:

         Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

         Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         During each of the years ended December 31, 1996 and 1995, the Partnership declared distributions to the limited partners of $3,640,003 and during the year ended December 31, 1994, the Partnership declared distributions to the limited partners of $3,625,017. No distributions have been made to the general partners to date.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


7.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                1996             1995              1994
                                                             ----------       ----------        ----------
                  Net income for
                    financial reporting
                    purposes                                 $3,461,812       $3,552,067        $3,672,841

                  Depreciation for tax
                    reporting purposes
                    in excess of
                    depreciation for
                    financial reporting
                    purposes                                   (298,518)        (304,027)         (297,899)

                  Direct financing leases
                    recorded as operating
                    leases for tax
                    reporting purposes                          160,007          141,684           122,590

                  Equity in earnings of unconsolidated
                    joint ventures for tax
                    reporting purposes in excess of
                    equity in earnings of
                    unconsolidated joint ventures for
                    financial reporting purposes                 10,839           12,592            12,711

                  Gain on sale of land
                    and building for
                    financial reporting
                    purposes in excess
                    of gain for tax
                    reporting purposes                               -           (16,395)               -

                  Accrued rental income                        (315,029)        (309,574)         (372,348)

                  Rents paid in advance                          45,447          (80,403)           69,898

                  Minority interest in
                    timing differences
                    of consolidated
                    joint venture                                 2,184            2,062             1,957

                  Other                                          (7,738)           9,613             2,554
                                                             ----------       ----------        ----------

                  Net income for federal
                    income tax purposes                      $3,059,004       $3,007,619        $3,212,304
                                                             ==========       ==========        ==========

                                       26

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


8.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1996, 1995 and 1994, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

         During the years ended December 31, 1996, 1995 and 1994, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates an annual, non-cumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are non-cumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1996, 1995 and 1994.

         Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. In addition, the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


8.       Related Party Transactions - Continued:

         During the years ended December 31, 1996, 1995 and 1994, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $94,496, $76,108 and $42,741 for the years ended December 31, 1996, 1995 and 1994, respectively, for such services.

         The due to related parties consisted of the following at December 31, 1996 and 1995, totalled $1,609 and $7,004, respectively.

9.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from unconsolidated joint ventures), for the years ended December 31:

                                           1996         1995        1994
                                         --------     --------    ------


           Foodmaker, Inc.               $684,277     $686,417    $691,353
           Flagstar Enterprises,
             Inc. and Denny's,
             Inc.                         668,919      674,611     726,418
           Golden Corral
             Corporation                  568,164      567,654     575,871

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


9.       Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from unconsolidated joint ventures) for at least one of the years ended December 31:

                                            1996        1995         1994
                                          --------    --------     ------

              Burger King                 $714,792    $721,870     $718,487
              Jack in the Box              684,277     686,417      691,353
              Golden Corral Family
                Steakhouse
                Restaurants                568,164     567,654      575,871
              Hardees                      468,037     471,507      521,316

              Shoney's                     439,330     354,457      448,236
              Perkins                      393,046     449,149      464,805

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

10.      Commitments and Contingencies:

         In October 1995, the tenant of the Partnership's property located in Austin, Texas, entered into a sublease agreement for a vacant parcel of land under which the subtenant has the option to purchase such land. The subtenant exercised the purchase option and in accordance with the terms of the sublease agreement, the tenant assigned the purchase contract, together with the purchase contract payment of $69,000, from the subtenant, to the Partnership. As of December 31, 1996, the sale for the vacant parcel of land had not been consummated and as a result, the net proceeds of $68,000 (representing the original $69,000 received by the Partnership, less $1,000 in costs incurred in anticipation of the sale) were recorded as a deposit at December 31, 1996. The contract price of $69,000 exceeds the Partnership's cost attributable to the parcel of land.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 50, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 49, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and since February 1996, as Vice Chairman of the Board of Directors, Secretary and Treasurer of Commercial Net Lease Realty, Inc. In addition, Mr.

Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

         CNL Realty Corporation is a corporation organized on November 26, 1985, under the laws of the State of Florida. Its sole directors and shareholders are James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners. CNL Realty Corporation was organized to serve as the corporate general partner of real estate limited partnerships, such as the Partnership, organized by one or both of the individual General Partners. CNL Realty Corporation currently serves as the corporate general partner of the CNL Income Fund Partnerships.

         CNL Fund Advisors, Inc., provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1995 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and seven corporations organized as strategic business units. James
M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

         The following persons serve as operating officers of CNL Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Group, Inc. and its affiliated companies.

         John T. Walker, age 38, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 48, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors,

Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary of CNL Realty Advisors, Inc. since its inception in 1991 (excluding February 1996 to July 1996), Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 38, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 33, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. Mr. Shackelford joined CNL Group, Inc. in September 1996. He also currently serves as the Chief Financial Officer of CNL American Properties Fund, Inc. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University and is a certified public accountant.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of February 28, 1997, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of February 28, 1997, the beneficial ownership interests of the General Partners in the Registrant.

        Title of Class                      Name of Partner                       Percent of Class
        --------------                      ---------------                       ----------------
General Partnership Interests               James M. Seneff, Jr.                         45%
                                            Robert A. Bourne                             45%
                                            CNL Realty Corporation                       10%
                                                                                        ----
                                                                                        100%
                                                                                        ====

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. There are no arrangements which at a subsequent date may result in a change in control of the Registrant.


Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1996, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                             Amount Incurred
Type of Compensation                                                                          For the Year
   and Recipient                       Method of Computation                             Ended December 31, 1996
---------------------                 -----------------------                        ------------------------------
Reimbursement to affiliates for      Operating expenses are               Operating expenses incurred
operating expenses                   reimbursed at the lower                 on behalf of the Partnership: $112,363
                                     of cost or 90 percent of
                                     the prevailing rate at which         Accounting and administrative
                                     comparable services could               services: $94,496
                                     have been obtained in the
                                     same geographic area.
                                     Affiliates of the General
                                     Partners from time to time
                                     incur certain operating
                                     expenses on behalf of the
                                     Partnership for which the
                                     Partnership reimburses the
                                     affiliates without interest.

                                       33

                                                                                             Amount Incurred
Type of Compensation                                                                          For the Year
   and Recipient                       Method of Computation                             Ended December 31, 1996
---------------------                 -----------------------                        ------------------------------
Annual, subordinated management fee    One percent of the sum of                                 $ - 0 -
to affiliates                          gross operating revenues
                                       from Properties wholly owned
                                       by the Partnership plus
                                       the Partnership's allocable
                                       share of gross revenues of
                                       joint ventures in which
                                       the Partnership is a co-venturer,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.
                                       The management fee will not exceed
                                       competitive fees for comparable
                                       services. Due to the fact that
                                       these fees are non-cumulative, if
                                       the Limited Partners do not receive
                                       their 10% Preferred Return in any
                                       particular year, no management fees
                                       will be due or payable for such year.


Deferred, subordinated real estate     A deferred, subordinated real estate                      $ - 0 -
disposition fee payable to             disposition fee, payable upon sale of
affiliates                             one or more Properties, in an amount
                                       equal to the lesser of (i) one-half of
                                       a competitive real estate commission,
                                       or (ii) three percent of the sales price
                                       of such Property or Properties. Payment
                                       of such fee shall be made only if
                                       affiliates of the General Partners
                                       provide a substantial amount of services
                                       in connection with the sale of a Property
                                       or Properties and shall be subordinated
                                       to certain minimum returns to the Limited
                                       Partners. However, if the net sales
                                       proceeds are reinvested in a replacement
                                       property, no such real estate disposition
                                       fee will be incurred until such
                                       replacement property is sold and the
                                       net sales proceeds are distributed.

General Partners' deferred,            A deferred, subordinated share equal to                   $ - 0 -
subordinated share of                  one percent of Partnership distributions
Partnership net cash flow              of net cash flow, subordinated to certain
                                       minimum returns to the Limited Partners.

Type of Compensation                                                                          For the Year
   and Recipient                       Method of Computation                             Ended December 31, 1996
---------------------                  -----------------------                        ------------------------------
General Partners' deferred,            A deferred, subordinated share equal                      $ - 0 -
subordinated share of                  to five percent of Partnership
Partnership net sales proceeds         distributions of such net sales proceeds,
from a sale or sales                   subordinated to certain minimum returns
                                       to the Limited Partners.




                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1996 and 1995

                  Statements of Income for the years ended December 31, 1996, 1995 and 1994

                  Statements of Partners' Capital for the years ended December
                  31, 1996, 1995 and 1994

                  Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                  Notes to Financial Statements

         2.  Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at
                  December 31, 1996

                  Notes to Schedule III - Real Estate and Accumulated
                  Depreciation at December 31, 1996

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

         3.  Exhibits

                  3.1      Affidavit and Certificate of Limited Partnership of
                           CNL Income Fund X, Ltd.  (Included as Exhibit 3.2 to
                           Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

                  4.1      Affidavit and Certificate of Limited Partnership of
                           CNL Income Fund X, Ltd.  (Included as Exhibit 3.2 to
                           Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

                  4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund X, Ltd. (Included as Exhibit 3.3 to Post-Effective Amendment No. 4 to Registration
                           Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

                  10.1     Management Agreement between CNL Income Fund X, Ltd.
                           and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange
                           Commission on April 7, 1992, and incorporated herein by reference.)

                  10.2     Assignment of Management Agreement from CNL
                           Investment Company to CNL Income Fund Advisors, Inc.
                           (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

                  10.3     Assignment of Management Agreement from CNL Income
                           Fund Advisors, Inc. to CNL Fund Advisors, Inc.
                           (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference)

                  27       Financial Data Schedule (Filed herewith.)




         (b)      The Registrant filed no reports on Form 8-K during the period
                  October 1, 1996 through December 31, 1996.






                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1997.

                                  CNL INCOME FUND X, LTD.

                                  By:      CNL REALTY CORPORATION
                                           General Partner

                                           /s/ Robert A. Bourne
                                           --------------------
                                           ROBERT A. BOURNE, President


                                  By:      ROBERT A. BOURNE
                                           General Partner

                                           /s/ Robert A. Bourne
                                           --------------------
                                           ROBERT A. BOURNE


                                  By:      JAMES M. SENEFF, JR.
                                           General Partner

                                           /s/ James M. Seneff, Jr.
                                           ------------------------
                                           JAMES M. SENEFF, JR.





         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Signature                        Title                              Date
  ---------                        -----                              ----

/s/ Robert A. Bourne        President, Treasurer and Director     March 24, 1997
--------------------        (Principal Financial and Accounting
Robert A. Bourne            Officer)



/s/ James M. Seneff, Jr.    Chief Executive Officer and Director  March 24, 1997
------------------------    (Principal Executive Officer)
James M. Seneff, Jr.






                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996





                                                                                            Costs Capitalized
                                                                                               Subsequent
                                                           Initial Cost                      To Acquisition
                                                     ------------------------------       -----------------------
                                                                        Buildings
                                       Encum-                              and             Improve-      Carrying
                                      brances           Land           Improvements         ments         Costs
                                      -------        -----------       ------------       ---------      --------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Hendersonville, North Carolina       -         $   222,632         $       -        $       -      $     -
      Irondequoit, New York                -             383,359                 -                -            -

    Denny's Restaurants:
      Fremont, Ohio                        -             160,896                 -           273,700           -
      Detroit, Michigan                    -             285,842                 -                -            -
      Spartanburg, South Carolina          -             287,959                 -                -            -

    Golden Corral Family
      Steakhouse Restaurants:
        Austin, Texas                      -             653,462                 -         1,106,384           -
        Austin, Texas                      -             711,354                 -         1,124,040           -
        Las Cruces, New Mexico             -             580,655            920,521               -            -

    Hardee's Restaurants:
      Pace, Florida                        -             174,850                 -                -            -
      Jacksonville, Florida                -             326,972                 -                -            -
      Centerville, Tennessee               -             130,494                 -                -            -

    Jack in the Box Restaurants:
      Sacramento, California               -             448,491                 -                -            -
      Desloge, Missouri                    -             276,701                 -                -            -
      San Antonio, Texas                   -             327,322                 -                -            -
      Fremont, California                  -             577,332                 -                -            -
      Missouri City, Texas                 -             348,646                 -                -            -
      Pasadena, Texas                      -             202,393                 -                -            -

    Long John Silver's Restaurants:
      Alamogordo, New Mexico               -             157,401                 -                -            -
      Las Cruces, New Mexico               -             222,778                 -                -            -

    Perkins Restaurants:
      Lancaster, New York                  -             336,872                 -                -            -
      Ft. Pierce, Florida                  -             487,752                 -           567,923           -
      Amherst, New York                    -             507,648                 -                -            -





                                                                                                                    Life
                                         Gross Amount at Which Carried                                            on Which
                                             at Close of Period (c)                                              Depreciation
                                     -------------------------------------                                        in Latest
                                                  Buildings                                   Date                  Income
                                                     and                      Accumulated    of Con-      Date    Statement is
                                      Land       Improvements      Total      Depreciation  struction   Acquired    Computed
                                     --------    ------------     --------   -------------- ---------  ----------- ----------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Hendersonville, North Carolina $ 222,632             (f)   $   222,632   $     -         1986        11/91         (d)
      Irondequoit, New York            383,359             (f)       383,359         -         1986        11/91         (d)

    Denny's Restaurants:
      Fremont, Ohio                    160,896      $  273,700       434,596     29,273        1992        12/91         (g)
      Detroit, Michigan                285,842             (f)       285,842         -         1992        02/92         (d)
      Spartanburg, South Carolina      287,959             (f)       287,959         -         1992        03/92         (d)

    Golden Corral Family
      Steakhouse Restaurants:
        Austin, Texas                  653,462       1,106,384     1,759,846    176,819        1992        12/91         (b)
        Austin, Texas                  711,354       1,124,040     1,835,394    172,763        1992        12/91         (b)
        Las Cruces, New Mexico         580,655         920,521     1,501,176    142,744        1992        05/92         (b)

    Hardee's Restaurants:
      Pace, Florida                    174,850             (f)       174,850         -         1992        01/92         (d)
      Jacksonville, Florida            326,972             (f)       326,972         -         1990        02/92         (d)
      Centerville, Tennessee           130,494             (f)       130,494         -         1991        02/92         (d)

    Jack in the Box Restaurants:
      Sacramento, California           448,491             (f)       448,491         -         1991        12/91         (d)
      Desloge, Missouri                276,701             (f)       276,701         -         1991        12/91         (d)
      San Antonio, Texas               327,322             (f)       327,322         -         1992        02/92         (d)
      Fremont, California              577,332             (f)       577,332         -         1991        03/92         (d)
      Missouri City, Texas             348,646             (f)       348,646         -         1991        04/92         (d)
      Pasadena, Texas                  202,393             (f)       202,393         -         1991        04/92         (d)

    Long John Silver's Restaurants:
      Alamogordo, New Mexico           157,401             (f)       157,401         -         1977        03/92         (d)
      Las Cruces, New Mexico           222,778             (f)       222,778         -         1975        03/92         (d)

    Perkins Restaurants:
      Lancaster, New York              336,872             (f)       336,872         -         1991        11/91         (d)
      Ft. Pierce, Florida              487,752         567,923     1,055,675     18,245        1992        01/92         (h)
      Amherst, New York                507,648             (f)       507,648         -         1987        02/92         (d)


                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

    SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1996





                                                                                        Costs Capitalized
                                                                                           Subsequent
                                                           Initial Cost                  To Acquisition
                                                     ------------------------------   -----------------------
                                                                        Buildings
                                       Encum-                              and         Improve-      Carrying
                                      brances           Land           Improvements     ments         Costs
                                      -------        -----------       ------------   ---------      --------
    Pizza Hut Restaurants:
      Bozeman, Montana                   -              99,879             224,614           -            -
      Sidney, Montana                    -             101,690                  -            -            -
      Livingston, Montana                -              71,989             161,211           -            -
      Laurel, Montana                    -             109,937             255,060           -            -
      Billings, Montana                  -             123,879             200,328           -            -

    Shoney's Restaurants:
      Greenville, North Carolina         -             323,573             515,134           -            -
      North Richland Hills, Texas        -             513,032                  -       420,219           -
      Pelham, Alabama                    -             410,448                  -       427,317           -
      Fort Myers Beach, Florida          -             360,482                  -            -            -
                                                   -----------          ----------   ----------     -------

                                                   $ 9,926,720          $2,276,868   $3,919,583     $     -
                                                   ===========          ==========   ==========     =======

Properties of Joint Venture in
  Which the Partnership has a
  50% Interest and has Invested
  in Under Operating Leases:

    Burger King Restaurants:
      Greensboro, North Carolina         -         $   338,800          $  650,109   $       -      $     -
      Metairie, Louisiana                -             429,883             342,455           -            -
      Lafayette, Louisiana               -             350,932             773,129           -            -
      Nashua, New Hampshire              -             514,815             838,536           -            -
      Pontiac, Illinois                  -             203,095             719,226           -            -
      Dover, New Hampshire               -             406,259             998,023           -            -
                                                   -----------          ----------   ----------     -------

                                                   $ 2,243,784          $4,321,478   $       -      $     -
                                                   ===========          ==========   ==========     =======

Property of Joint Venture in
  Which the Partnership has a
  10.51% Interest and has Invested
  in Under Operating Lease:

    Burger King Restaurant:
      Ashland, New Hampshire             -         $   293,478          $  997,104   $       -      $     -
                                                   ===========          ==========   ==========     =======

Property in Which the Partnership
  has a 13.37% Interest as Tenants-
  in-Common and has Invested in
  Under Operating Lease:

    Golden Corral Family
      Steakhouse Restaurant:
        Clinton, North Carolina          -         $   138,382          $  676,588   $       -      $     -
                                                   ===========          ==========   ==========     =======




                                                                                                                          Life
                                            Gross Amount at Which Carried                                            on Which
                                                at Close of Period (c)                                              Depreciation
                                        -------------------------------------                                        in Latest
                                                      Buildings                                   Date                  Income
                                                        and                      Accumulated    of Con-      Date    Statement is
                                          Land       Improvements      Total      Depreciation  struction   Acquired    Computed
                                        --------    ------------     --------   -------------- ---------  ----------- ----------
    Pizza Hut Restaurants:
      Bozeman, Montana                    99,879      224,614         324,493        35,282       1976        03/91         (b)
      Sidney, Montana                    101,690          (f)         101,690            -        1985        03/91         (d)
      Livingston, Montana                 71,989      161,211         233,200        25,323       1979        03/91         (b)
      Laurel, Montana                    109,937      255,060         364,997        40,064       1985        03/91         (b)
      Billings, Montana                  123,879      200,328         324,207        31,467       1970        03/91         (b)

    Shoney's Restaurants:
      Greenville, North Carolina         323,573      515,134         838,707        88,537       1987        11/91         (b)
      North Richland Hills, Texas        513,032      420,219         933,251        67,082       1992        12/91         (b)
      Pelham, Alabama                    410,448      427,317         837,765        71,180       1992        01/92         (b)
      Fort Myers Beach, Florida          360,482          (f)         360,482            -        1991        09/95         (d)
                                      ----------   ----------     -----------      --------

                                      $9,926,720   $6,196,451     $16,123,171      $898,779
                                      ==========   ==========     ===========      ========

Properties of Joint Venture in
  Which the Partnership has a
  50% Interest and has Invested
  in Under Operating Leases:

    Burger King Restaurants:
      Greensboro, North Carolina      $  338,800   $  650,109     $   988,909      $103,127       1990        03/92         (b)
      Metairie, Louisiana                429,883      342,455         772,338        54,324       1990        03/92         (b)
      Lafayette, Louisiana               350,932      773,129       1,124,061       122,641       1989        03/92         (b)
      Nashua, New Hampshire              514,815      838,536       1,353,351       133,017       1987        03/92         (b)
      Pontiac, Illinois                  203,095      719,226         922,321       114,091       1988        03/92         (b)
      Dover, New Hampshire               406,259      998,023       1,404,282       158,317       1987        03/92         (b)
                                       ---------   ----------     -----------      --------

                                      $2,243,784   $4,321,478     $ 6,565,262      $685,517
                                      ==========   ==========     ===========      ========

Property of Joint Venture in
  Which the Partnership has a
  10.51% Interest and has Invested
  in Under Operating Lease:

    Burger King Restaurant:
      Ashland, New Hampshire          $  293,478   $  997,104     $ 1,290,582      $141,325       1987        10/92         (b)
                                      ==========   ==========     ===========      ========

Property in Which the Partnership
  has a 13.37% Interest as Tenants-
  in-Common and has Invested in
  Under Operating Lease:

    Golden Corral Family
      Steakhouse Restaurant:
        Clinton, North Carolina       $  138,382   $  676,588     $   814,970      $ 21,168       1996        01/96         (b)
                                      ==========   ==========     ===========      ========

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1996







                                                                                   Costs Capitalized
                                                                                       Subsequent
                                                       Initial Cost                  To Acquisition
                                                -----------------------------   -----------------------
                                                                  Buildings
                                       Encum-                        and         Improve-      Carrying
                                      brances     Land           Improvements     ments         Costs
                                      -------   -----------      ------------   ---------      --------
Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Burger King Restaurants:
      Hendersonville, North Carolina  -         $        -        $   631,129    $       -      $     -
      Ashland, Ohio                   -             190,695           724,348            -            -
      Irondequoit, New York           -                  -            612,810         1,123           -
      Allegan, Michigan               -              91,238                -        418,782           -

    Denny's Restaurants:
      Detroit, Michigan               -                  -             752,829            -           -
      Spartanburg, South Carolina     -                  -             529,410            -           -

    Hardee's Restaurants:
      Pace, Florida                   -                  -             467,272            -           -
      Jacksonville, Florida           -                  -             405,985            -           -
      Hohenwald, Tennessee            -              49,201            376,415            -           -
      Ravenna, Ohio                   -             114,244            496,032            -           -
      New Bethlehem, Pennsylvania     -             135,929            452,507            -           -
      Morristown, Tennessee           -             131,289            456,925            -           -
      Centerville, Tennessee          -                  -             348,032            -           -

    Jack in the Box Restaurants:
      Desloge, Missouri               -                  -             656,523            -           -
      Sacramento, California          -                  -             600,366            -           -
      San Antonio, Texas              -                  -                  -        206,031          -
      Nampa, Idaho                    -             151,574            608,195            -           -
      Fremont, California             -                  -             621,696            -           -
      Missouri City, Texas            -                  -             638,461            -           -
      Pasadena, Texas                 -                  -             592,863            -           -

    Long John Silver's Restaurants:
      Alamogordo, New Mexico          -                  -             275,270       20,204           -
      Las Cruces, New Mexico          -                  -             318,378       57,828           -

    Perkins Restaurants:
      Lancaster, New York             -                  -             865,814           -            -
      Amherst, New York               -                  -             727,806           -            -

    Pizza Hut Restaurants:
      Glasgow, Montana                -              57,482            266,726           -            -
      Sidney, Montana                 -                  -             291,238           -            -

    Shoney's Restaurant:
      Fort Myers Beach, Florida       -                  -             567,640           -            -
                                                -----------        -----------   ----------     -------

                                                $   921,652        $13,284,670   $  703,968     $     -
                                                ===========        ===========   ==========     =======



                                                                                                                       Life
                                          Gross Amount at Which Carried                                              on Which
                                            at Close of Period (c)                                                  Depreciation
                                      ------------------------------------                                           in Latest
                                                 Buildings                                    Date                    Income
                                                     and                      Accumulated     of Con-      Date     Statement is
                                       Land      Improvements     Total       Depreciation   struction   Acquired     Computed
                                      --------   ------------   ----------    ------------   ---------   --------    ----------
Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Burger King Restaurants:
      Hendersonville, North Carolina    -              (f)          (f)               -        1986        11/91         (d)
      Ashland, Ohio                    (f)             (f)          (f)               -        1988        11/91         (e)
      Irondequoit, New York             -              (f)          (f)               -        1986        11/91         (d)
      Allegan, Michigan                (f)             (f)          (f)               -        1992        04/92         (e)

    Denny's Restaurants:
      Detroit, Michigan                 -              (f)          (f)               -        1992        02/92         (d)
      Spartanburg, South Carolina       -              (f)          (f)               -        1992        03/92         (d)

    Hardee's Restaurants:
      Pace, Florida                     -              (f)          (f)               -        1992        01/92         (d)
      Jacksonville, Florida             -              (f)          (f)               -        1990        02/92         (d)
      Hohenwald, Tennessee             (f)             (f)          (f)               -        1991        02/92         (e)
      Ravenna, Ohio                    (f)             (f)          (f)               -        1991        04/92         (e)
      New Bethlehem, Pennsylvania      (f)             (f)          (f)               -        1991        04/92         (e)
      Morristown, Tennessee            (f)             (f)          (f)               -        1991        04/92         (e)
      Centerville, Tennessee            -              (f)          (f)               -        1991        02/92         (d)

    Jack in the Box Restaurants:
      Desloge, Missouri                 -              (f)          (f)               -        1991        12/91         (d)
      Sacramento, California            -              (f)          (f)               -        1991        12/91         (d)
      San Antonio, Texas                -              (f)          (f)               -        1992        12/91         (d)
      Nampa, Idaho                     (f)             (f)          (f)               -        1991        12/92         (e)
      Fremont, California               -              (f)          (f)               -        1991        03/92         (d)
      Missouri City, Texas              -              (f)          (f)               -        1991        04/92         (d)
      Pasadena, Texas                   -              (f)          (f)               -        1991        04/92         (d)

    Long John Silver's Restaurants:
      Alamogordo, New Mexico            -              (f)          (f)               -        1977        03/92         (d)
      Las Cruces, New Mexico            -              (f)          (f)               -        1975        03/92         (d)

    Perkins Restaurants:
      Lancaster, New York               -              (f)          (f)               -        1991        11/91         (d)
      Amherst, New York                 -              (f)          (f)               -        1987        02/92         (d)

    Pizza Hut Restaurants:
      Glasgow, Montana                 (f)             (f)          (f)               -        1985        03/91         (e)
      Sidney, Montana                   -              (f)          (f)               -        1985        03/91         (d)

    Shoney's Restaurant:
      Fort Myers Beach, Florida         -              (f)          (f)               -        1991        09/95         (d)





                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 1996


                                                                                Costs Capitalized
                                                                                   Subsequent
                                                      Initial Cost               To Acquisition
                                              ---------------------------   -----------------------
                                                            Buildings
                                    Encum-                      and          Improve-      Carrying
                                   brances       Land       Improvements      ments         Costs
                                   -------    -----------   ------------    ----------     --------
Property of Joint Venture in
  Which the Partnership has a
  41% Interest and has Invested
  in Under Direct Financing Lease:

    Hardee's Restaurant:
      Williston, Florida                -     $   150,143   $       -      $  499,071     $     -
                                              ===========   ==========     ==========     ========

                                                                                                                   Life
                                        Gross Amount at Which Carried                                            on Which
                                           at Close of Period (c)                                              Depreciation
                                   ------------------------------------                                         in Latest
                                                Buildings                                 Date                    Income
                                                   and                   Accumulated     of Con-      Date     Statement is
                                      Land     Improvements    Total     Depreciation   struction   Acquired     Computed
                                   ----------- ------------ -----------  ------------   ---------   --------   ------------
Property of Joint Venture in
  Which the Partnership has a
  41% Interest and has Invested
  in Under Direct Financing Lease:

    Hardee's Restaurant:
      Williston, Florida              (f)          (f)         (f)             -          1993        12/92      (e)


                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996



(a) Transactions in real estate and accumulated depreciation during 1996, 1995 and 1994, are summarized as follows:


                                                               Accumulated
                                                    Cost       Depreciation
                                                ------------   ------------
               Properties the Partnership
                 has Invested in Under
                 Operating Leases:

                   Balance, December 31, 1993   $ 15,975,524      $ 349,932
                   Reclassified to operating
                     lease                           273,700             -
                   Depreciation expense                   -         206,941
                                                 -----------       --------

                   Balance, December 31, 1994     16,249,224        556,873
                   Acquisitions                      360,482             -
                   Dispositions                   (1,054,458)       (64,287)
                   Depreciation expense                   -         199,696
                                                 -----------       --------

                   Balance, December 31, 1995     15,555,248        692,282
                   Reclassified to operating
                     lease                           567,923             -
                   Depreciation expense                   -         206,497
                                                 -----------       --------

                   Balance, December 31, 1996    $16,123,171       $898,779
                                                 ===========       ========

               Properties of Joint Venture in
                 Which the Partnership has
                 a 50% Interest and has
                 Invested in Under
                 Operating Leases:

                   Balance, December 31, 1993    $ 6,565,262       $253,368
                   Depreciation expense                   -         144,049
                                                 -----------       --------

                   Balance, December 31, 1994      6,565,262        397,417
                   Depreciation expense                   -         144,050
                                                 -----------       --------

                   Balance, December 31, 1995      6,565,262        541,467
                   Depreciation expense                   -         144,050
                                                 -----------       --------

                   Balance, December 31, 1996    $ 6,565,262       $685,517
                                                 ===========       ========

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                               December 31, 1996


                                                               Accumulated
                                                  Cost        Depreciation
                                              -----------     ------------
        Property of Joint Venture in
          Which the Partnership has
          a 10.51% Interest and has
          Invested in Under
          Operating Lease:

            Balance, December 31, 1993        $ 1,290,582         $ 41,614
            Depreciation expense                       -            33,237
                                              -----------         --------

            Balance, December 31, 1994          1,290,582           74,851
            Depreciation expense                       -            33,237
                                              -----------         --------

            Balance, December 31, 1995          1,290,582          108,088
            Depreciation expense                       -            33,237
                                              -----------         --------

            Balance, December 31, 1996        $ 1,290,582         $141,325
                                              ===========         ========


        Property in Which the Partnership
          has a 13.37% Interest as Tenants-
          in-Common and has Invested in
          Under an Operating Lease:

            Balance, December 31, 1995        $        -          $     -
            Acquisition                           814,970               -
            Depreciation expense                       -            21,168
                                              -----------         --------

            Balance, December 31, 1996        $   814,970         $ 21,168
                                              ===========         ========


        Property of Joint Venture in
          Which the Partnership has
          a 41% Interest:

            Balance, December 31, 1992        $   153,424         $     -
            Acquisitions                          495,790               -
            Reclassified to net invest-
              ment in direct financing
              lease                              (649,214)              -
                                              -----------         -------

            Balance, December 31, 1993        $        -          $     -
                                              ===========         =======


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1996, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $31,048,950 and $9,270,376, respectively. All of the leases are treated as operating leases for federal income tax purposes.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                               December 31, 1996


(d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(e) For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) For financial reporting purposes, certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(g) Effective January 1, 1994, the lease for this property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of January 1, 1994, and depreciated over its remaining estimated life of approximately 28 years.

(h) Effective March 1, 1996, the lease for this property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of March 1, 1996, and depreciated over its remaining estimated life of approximately 26 years.

                                    EXHIBITS

                                 EXHIBIT INDEX


Exhibit Number                                                             Page

      3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund X, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

      4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund X, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

      4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund X, Ltd. (Included as Exhibit 3.3 to Post-Effective Amendment No. 4 to Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

     10.1 Management Agreement between CNL Income Fund X, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 7, 1992, and incorporated herein by reference.)

     10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

     10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit
                  10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference)

     27           Financial Data Schedule (Filed herewith.)