Form 10-Q
period 1997-03-31
CNL INCOME FUND X LTD
filed 1997-05-12
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1997
                               -------------------------

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                             Commission file number
                                    0-20016
                             ----------------------

                            CNL Income Fund X, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                             59-3004139
-----------------------------                            -------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organiza-                            Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                                 32801
----------------------------                             -------------------
(Address of principal                                          (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                                       (407) 422-1574
                                                         -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No

                                    CONTENTS
                                    --------





Part I                                                           Page
                                                                 ----
  Item 1.  Financial Statements:

             Condensed Balance Sheets                              1

             Condensed Statements of Income                        2

             Condensed Statements of Partners' Capital             3

             Condensed Statements of Cash Flows                    4

             Notes to Condensed Financial Statements               5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                6-8


Part II

  Other Information                                                9

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                      March 31,              December 31,
             ASSETS                     1997                     1996
             ------                  -----------             ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $951,316 and
  $898,779                           $15,171,855            $15,224,392
Net investment in direct financing
  leases                              14,174,509             14,219,805
Investment in joint ventures           3,419,882              3,449,210
Cash and cash equivalents              1,722,915              1,769,483
Receivables, less allowance for
  doubtful accounts of $27,546 and
  $4,428                                  94,832                 52,470
Prepaid expenses                           7,753                  5,503
Accrued rental income, less
  allowance for doubtful accounts
  of $99,298 and $88,781               1,742,045              1,683,593
Other assets                              33,104                 33,104
                                     -----------            -----------

                                     $36,366,895            $36,437,560
                                     ===========            ===========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable                     $     3,507            $     2,913
Escrowed real estate taxes payable        29,989                 45,060
Distributions payable                    900,000                940,000
Due to related parties                     4,597                  1,609
Rents paid in advance and
  deposits                               204,670                160,928
                                     -----------            -----------
    Total liabilities                  1,142,763              1,150,510

Commitments (Note 3)

Minority interest                         64,441                 64,385

Partners' capital                     35,159,691             35,222,665
                                     -----------            -----------

                                     $36,366,895            $36,437,560
                                     ===========            ===========

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                     Quarter Ended
                                                       March 31,
                                              1997                 1996
                                           ----------           ----------

Revenues:
  Rental income from operating leases      $  457,899           $  416,283
  Earned income from direct financing
    leases                                    402,589              453,119
  Interest and other income                    20,742               17,859
                                           ----------           ----------
                                              881,230              887,261
                                           ----------           ----------

Expenses:
  General operating and administrative         35,158               46,603
  Professional services                         6,858               11,793
  State and other taxes                         9,503                8,983
  Depreciation and amortization                52,537               47,563
                                           ----------           ----------
                                              104,056              114,942
                                           ----------           ----------

Income Before Minority Interest in
  Income of Consolidated Joint Venture
  and Equity in Earnings of Unconsoli-
  dated Joint Ventures                        777,174              772,319

Minority Interest in Income of
  Consolidated Joint Venture                   (1,972)              (1,866)

Equity in Earnings of Unconsolidated
  Joint Ventures                               61,824               61,798
                                           ----------           ----------

Net Income                                 $  837,026           $  832,251
                                           ==========           ==========

Allocation of Net Income:
  General partners                         $    8,370           $    8,323
  Limited partners                            828,656              823,928
                                           ----------           ----------

                                           $  837,026           $  832,251
                                           ==========           ==========

Net Income Per Limited Partner Unit        $     0.21           $     0.21
                                           ==========           ==========

Weighted Average Number of Limited
  Partner Units Outstanding                 4,000,000            4,000,000
                                           ==========           ==========



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                   Quarter Ended              Year Ended
                                     March 31,               December 31,
                                       1997                      1996
                                   -------------             ------------

General partners:
  Beginning balance                $   174,718               $   140,100
  Net income                             8,370                    34,618
                                   -----------               -----------
                                       183,088                   174,718
                                   -----------               -----------

Limited partners:
  Beginning balance                 35,047,947                35,260,756
  Net income                           828,656                 3,427,194
  Distributions ($0.23 and
    $0.91 per limited partner
    unit,respectively)                (900,000)               (3,640,003)
                                   -----------               -----------
                                    34,976,603                35,047,947
                                   -----------               -----------

Total partners' capital            $35,159,691               $35,222,665
                                   ===========               ===========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                     Quarter Ended
                                                       March 31,
                                             1997                  1996
                                         -----------            -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                         $   895,348            $   863,689
                                         -----------            -----------

    Cash Flows from Investing
      Activities:
        Additions to land and buildings
          on operating leases                     -                    (977)
        Investment in direct financing
          leases                                  -                  (1,542)
        Investment in joint ventures              -                (129,503)
                                         -----------            -----------
            Net cash used in investing
              activities                          -                (132,022)
                                         -----------            -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                          (940,000)              (940,000)
        Distributions to holder of
          minority interest                   (1,916)                (1,874)
                                         -----------            -----------
            Net cash used in financing
              activities                    (941,916)              (941,874)
                                         -----------            -----------

Net Decrease in Cash and Cash
  Equivalents                                (46,568)              (210,207)

Cash and Cash Equivalents at Beginning
  of Quarter                               1,769,483              1,832,853
                                         -----------            -----------

Cash and Cash Equivalents at End of
  Quarter                                $ 1,722,915            $ 1,622,646
                                         ===========            ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of quarter                  $   900,000            $   900,000
                                         ===========            ===========





           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND X, LTD.
                     (A Florida Limited Partnership) NOTES
                   TO CONDENSED FINANCIAL STATEMENTS Quarters
                         Ended March 31, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund X, Ltd. (the "Partnership") for the year ended December 31, 1996.

         The Partnership accounts for its 88.26% interest in Allegan Real Estate Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.       Commitments:

         In October 1995, the tenant of the Partnership's property located in Austin, Texas, entered into a sublease agreement for a vacant parcel of land under which the subtenant has the option to purchase such land. The subtenant exercised the purchase option and in accordance with the terms of the sublease agreement, the tenant assigned the purchase contract, together with the purchase contract payment of $69,000, from the subtenant, to the Partnership. As of March 31, 1997, the sale of the vacant parcel of land had not closed and, as a result, the net proceeds of $68,000 (representing the original $69,000 received by the Partnership, less $1,000 in costs incurred in anticipation of the sale) were recorded as a deposit at March 31, 1997. The contract price of $69,000 exceeds the Partnership's cost attributable to the parcel of land.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1997, the Partnership owned 48 Properties, including nine Properties owned by joint ventures in which the Partnership is a co-venturer and one property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $895,348 and $863,689 for the quarters ended March 31, 1997 and 1996, respectively. The increase in cash from operations for the quarter ended March 31, 1997, is primarily a result of changes in income and expenses as discussed below in "Results of Operations" and changes in the Partnership's working capital.

         In October 1995, the tenant of the Partnership's Property located in Austin, Texas, entered into a sublease agreement for a vacant parcel of land under which the subtenant has the option to purchase such land. The subtenant exercised the purchase option and in accordance with the terms of the sublease agreement, the tenant assigned the purchase contract, together with the purchase contract payment of $69,000, from the subtenant, to the Partnership. As of March 31, 1997, the sale of the vacant parcel of land had not closed and, as a result, the net proceeds of $68,000 (representing the original $69,000 received by the Partnership, less $1,000 in costs incurred in anticipation of the sale) were recorded as a deposit at March 31, 1997.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1997, the Partnership had $1,722,915 invested in such short-term investments as compared to $1,769,483 at December 31, 1996. The decrease in cash and cash equivalents during the quarter ended March 31, 1997, is primarily the result of the payment of a special distribution to the limited partners of $40,000 in January 1997 from cumulative excess operating reserves. The funds remaining at March 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,142,763 at March 31, 1997, from $1,150,510 at December 31, 1996.
The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to limited partners of $900,000 for each of the quarters ended March 31, 1997 and 1996. This represents distributions for each applicable quarter of $0.23 per unit. No distributions were made to the general partners for the quarters ended March 31, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarters ended March 31, 1997 and 1996, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 39 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership and Allegan Real Estate Joint Venture earned $860,488 and $869,402, respectively, in rental income from operating leases and earned income from direct financing leases for these Properties.

         For the quarters ended March 31, 1997 and 1996, the Partnership also owned and leased eight Properties indirectly through other joint venture arrangements and one Property as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $61,824 and $61,798, respectively, attributable to the net income earned by these unconsolidated joint ventures.

         Operating expenses, including depreciation and amortization expense, were $104,056 and $114,942 for the quarters ended March 31, 1997 and 1996, respectively. The decrease in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily the result of a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties and a decrease in professional services as a result of the Partnership incurring the cost of the 1996 appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the partnership agreement during the quarter ended December 31, 1996. The Partnership incurred the cost of the 1995 appraisal updates during the quarter ended March 31, 1996. The decrease in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, was partially offset by an increase in depreciation expense as a result of the reclassification of the building portion of the lease relating to the Perkins Property in Ft. Pierce, Florida, from a direct financing lease to an operating lease during the quarter ended March 31, 1996.

                          PART II.  OTHER INFORMATION


Item 1.           Legal Proceedings.  Inapplicable.

Item 2.           Changes in Securities.  Inapplicable.

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 1997.

                                              CNL INCOME FUND X, LTD.

                                              By:CNL REALTY CORPORATION

                                              General Partner

                                              By:  /s/ James M. Seneff, Jr.
                                                   ------------------------
                                                   JAMES M. SENEFF, JR.
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                              By:  /s/ Robert A. Bourne
                                                   --------------------
                                                   ROBERT A. BOURNE
                                                   President and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)