Form 10-Q
period 1997-06-30
CNL INCOME FUND X LTD
filed 1997-08-08
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       June 30, 1997

                                       OR

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                             Commission file number

                                    0-20016

                      CNL Income Fund X, Ltd.

    (Exact name of registrant as specified in its charter)

           Florida                            59-3004139
    (State or other juris-                 (I.R.S. Employer
   diction of incorporation               Identification No.)
      or organization)

400 E. South Street, #500
     Orlando, Florida                           32801
   (Address of principal                      (Zip Code)
     executive offices)

Registrant's telephone number
   (including area code)                   (407) 422-1574

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                           -----        -------

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

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                              June 30,        December 31,
             ASSETS                             1997              1996
             ------                          -----------        --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,003,852 and
  $898,779                                   $15,119,319       $15,224,392
Net investment in direct financing
  leases                                      14,119,958        14,219,805
Investment in joint ventures                   3,404,714         3,449,210
Cash and cash equivalents                      1,705,037         1,769,483
Receivables, less allowance for
  doubtful accounts of $74,013 and
  $4,428                                         111,625            52,470
Prepaid expenses                                  11,951             5,503
Accrued rental income, less
  allowance for doubtful accounts
  of $105,396 and $88,781                      1,790,999         1,683,593
Other assets                                      33,104            33,104
                                             -----------       -----------

                                             $36,296,707       $36,437,560
                                             ===========       ===========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Accounts payable                             $     2,914       $     2,913
Escrowed real estate taxes payable                11,828            45,060
Distributions payable                            900,001           940,000
Due to related parties                             3,131             1,609
Rents paid in advance and
  deposits                                       196,812           160,928
                                             -----------       -----------
    Total liabilities                          1,114,686         1,150,510

Commitment (Note 2)

Minority interest                                 64,524            64,385

Partners' capital                             35,117,497        35,222,665
                                             -----------       -----------

                                             $36,296,707       $36,437,560
                                             ===========       ===========






             See accompanying notes to condensed financial statements.


                                              CNL INCOME FUND X, LTD.
                                          (A Florida Limited Partnership)
                                          CONDENSED STATEMENTS OF INCOME

                                                            Quarter Ended                  Six Months Ended
                                                              June 30,                          June 30,

                                                     1997             1996              1997               1996
                                                  ----------       ----------        ----------         --------
Revenues:
  Rental income from
    operating leases                              $  488,101       $  438,110        $  941,638       $  854,393
  Earned income from direct
    financing leases                                 350,942          438,666           753,531          891,785
  Contingent rental income                             7,810            2,352            12,172            2,352
  Interest and other income                           39,696           27,375            60,438           45,234
                                                  ----------       ----------        ----------       ----------
                                                     886,549          906,503         1,767,779        1,793,764
                                                  ----------       ----------        ----------       ----------

Expenses:
  General operating and
    administrative                                    39,970           42,088            75,128           88,691
  Professional services                                4,974            6,455            11,832           18,248
  State and other taxes                                    -              331             9,503            9,314
  Depreciation and
    amortization                                      52,536           47,563           105,073           95,126
                                                  ----------       ----------        ----------       ----------
                                                      97,480           96,437           201,536          211,379
                                                  ----------       ----------        ----------       ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint
  Venture and Equity in
  Earnings of Unconsoli-
  dated Joint Ventures                               789,069          810,066         1,566,243        1,582,385

Minority Interest in
  Income of Consolidated
  Joint Venture                                       (2,082)          (2,120)           (4,054)          (3,986)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                                            70,820           72,335           132,644          134,133
                                                  ----------       ----------        ----------       ----------

Net Income                                        $  857,807       $  880,281        $1,694,833       $1,712,532
                                                  ==========       ==========        ==========       ==========

Allocation of Net Income:
  General partners                                $    8,578       $    8,803        $   16,948       $   17,125
  Limited partners                                   849,229          871,478         1,677,885        1,695,407
                                                  ----------       ----------        ----------       ----------

                                                  $  857,807       $  880,281        $1,694,833       $1,712,532
                                                  ==========       ==========        ==========       ==========

Net Income Per Limited
  Partner Unit                                    $     0.21       $     0.22        $     0.42       $     0.42
                                                  ==========       ==========        ==========       ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                                      4,000,000        4,000,000         4,000,000        4,000,000
                                                  ==========       ==========        ==========       ==========





               See accompanying notes to condensed financial statements.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                Six Months Ended             Year Ended
                                    June 30,                December 31,
                                      1997                      1996
                                ----------------            ------------

General partners:
  Beginning balance              $   174,718                $   140,100
  Net income                          16,948                     34,618
                                 -----------                -----------
                                     191,666                    174,718
                                 -----------                -----------

Limited partners:
  Beginning balance               35,047,947                 35,260,756
  Net income                       1,677,885                  3,427,194
  Distributions ($0.45 and
    $0.91 per limited partner
    unit,respectively)            (1,800,001)                (3,640,003)
                                 -----------                -----------
                                  34,925,831                 35,047,947
                                 -----------                -----------

Total partners' capital          $35,117,497                $35,222,665
                                 ===========                ===========







                See accompanying notes to condensed financial statements.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended
                                                         June 30,

                                                   1997             1996
                                               -----------       -------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                               $ 1,779,469       $ 1,822,546
                                               -----------       -----------

    Cash Flows from Investing
      Activities:
        Additions to land and buildings
          on operating leases                            -              (978)
        Investment in direct financing
          leases                                         -            (1,542)
        Investment in joint ventures                     -          (129,503)
                                               -----------       -----------
            Net cash used in investing
              activities                                 -          (132,023)
                                               -----------       -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                              (1,840,000)       (1,840,000)
        Distributions to holder of
          minority interest                         (3,915)           (3,677)
                                               -----------       -----------
            Net cash used in financing
              activities                        (1,843,915)       (1,843,677)
                                               -----------       -----------

Net Decrease in Cash and Cash
  Equivalents                                      (64,446)         (153,154)

Cash and Cash Equivalents at Beginning
  of Period                                      1,769,483         1,832,853
                                               -----------       -----------
Cash and Cash Equivalents at End of
  Period                                       $ 1,705,037       $ 1,679,699
                                               ===========       ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of period                         $   900,001       $   900,001
                                               ===========       ===========







                 See accompanying notes to condensed financial statements.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1997 and 1996


1.       Basis of Presentation:
         ---------------------
         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Commitment:
         ----------
         In October 1995, the tenant of the Partnership's property located in Austin, Texas, entered into a sublease agreement for a vacant parcel of land under which the subtenant has the option to purchase such land. The subtenant exercised the purchase option and in accordance with the terms of the sublease agreement, the tenant assigned the purchase contract, together with the purchase contract payment of $69,000, from the subtenant, to the Partnership. As of June 30, 1997, the sale of the vacant parcel of land had not closed and, as a result, the net proceeds of $68,000 (representing the original $69,000 received by the Partnership, less $1,000 in costs incurred in anticipation of the sale) were recorded as a deposit at June 30, 1997. The contract price of $69,000 exceeds the Partnership's cost attributable to the parcel of land.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1997, the Partnership owned 48 Properties, including nine Properties owned by joint ventures in which the Partnership is a co-venturer and one property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources
-------------------------------
         The Partnership's primary source of capital for the six months ended June 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,779,469 and $1,822,546 for the six months ended June 30, 1997 and 1996, respectively. The decrease in cash from operations for the six months ended June 30, 1997, is primarily a result of changes in income and expenses as discussed below in "Results of Operations" and changes in the Partnership's working capital.

         In October 1995, the tenant of the Partnership's Property located in Austin, Texas, entered into a sublease agreement for a vacant parcel of land under which the subtenant has the option to purchase such land. The subtenant exercised the purchase option and in accordance with the terms of the sublease agreement, the tenant assigned the purchase contract, together with the purchase contract payment of $69,000, from the subtenant, to the Partnership. As of June 30, 1997, the sale of the vacant parcel of land had not closed and, as a result, the net proceeds of $68,000 (representing the original $69,000 received by the Partnership, less $1,000 in costs incurred in anticipation of the sale) were recorded as a deposit at June 30, 1997.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1997, the Partnership had $1,705,037 invested in such short-term investments as compared to $1,769,483 at December 31, 1996. The decrease in cash and cash equivalents during the six months ended June 30, 1997, is primarily the result of the payment of a special distribution to the limited partners of $40,000 in January 1997 from cumulative excess operating reserves. The funds remaining at June 30, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

-------------------------------------------
         Total liabilities of the Partnership, including distributions payable, decreased to $1,114,686 at June 30, 1997, from $1,150,510 at December 31, 1996, primarily as the result of the Partnership's accruing a special distribution payable to the limited partners of $40,000 at December 31, 1996, as described above, which was paid in January 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to limited partners of $1,800,001 for each of the six months ended June 30, 1997 and 1996 ($900,001 for each of the quarters ended June 30, 1997 and 1996). This represents distributions for each applicable six months of $0.45 per unit ($0.23 per unit for each applicable quarter ended June 30, 1997 and 1996). No distributions were made to the general partners for the quarters and six months ended June 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations
---------------------
         During the six months ended June 30, 1997 and 1996, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 39 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership and Allegan Real Estate Joint Venture earned $1,695,169 and $1,746,178, respectively, in rental income from operating leases and earned income from direct financing leases for these Properties, $839,043 and $876,776 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The decrease in rental and earned income during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is primarily attributable to the Partnership increasing its allowance for doubtful accounts by approximately $39,000 and $61,500, respectively, for rental amounts relating to the Perkins Properties located in Lancaster and

---------------------------------
Amherst, New York, which are leased by the same tenant, due to financial difficulties the tenant is experiencing. No such allowance was established during the quarter and six months ended June 30, 1996. As of July 31, 1997, the Partnership was negotiating an agreement with the tenant of these Properties for the collection of past due amounts and will recognize such amounts as income if collected.

         For the six months ended June 30, 1997 and 1996, the Partnership also owned and leased eight Properties indirectly through other joint venture arrangements and one Property as tenants-in-common with affiliates of the general partners. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $132,644 and $134,133, respectively, attributable to the net income earned by these unconsolidated joint ventures, $70,820 and $72,335 of which was earned during the quarters ended June 30, 1997 and 1996, respectively.

         Operating expenses, including depreciation and amortization expense, were $201,536 and $211,379 for the six months ended June 30, 1997 and 1996, respectively, of which $97,480 and $96,437 were incurred for the quarters ended June 30, 1997 and 1996, respectively. The decrease in operating expenses during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is primarily the result of a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties and a decrease in professional services as a result of the Partnership incurring the cost of the 1996 appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the partnership agreement during the quarter ended December 31, 1996. The Partnership incurred the cost of the 1995 appraisal updates during the six months ended June 30, 1996. The decrease in operating expenses during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, was partially offset by an increase in depreciation expense as a result of the reclassification of the building portion of the lease relating to the Perkins Property in Ft. Pierce, Florida, from a direct financing lease to an operating lease during the six months ended June 30, 1996.

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

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of August, 1997.

                               CNL INCOME FUND X, LTD.

                               By:CNL REALTY CORPORATION
                               General Partner

                               By:  /s/ James M. Seneff, Jr.
                                   ----------------------------
                               JAMES M. SENEFF, JR.
                               Chief Executive Officer
                               (Principal Executive Officer)


                               By:  /s/ Robert A. Bourne
                                   ----------------------------
                               ROBERT A. BOURNE
                               President and Treasurer
                               (Principal Financial and
                               Accounting Officer)