Form 10-Q
period 1997-09-30
CNL INCOME FUND X LTD
filed 1997-11-12
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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






Part I                                                             Page

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                            September 30,        December 31,
             ASSETS                              1997               1996
             ------                         -------------       ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,056,388 and
  $898,779                                   $14,489,450        $15,224,392
Net investment in direct financing
  leases                                      13,515,340         14,219,805
Investment in joint ventures                   3,388,415          3,449,210
Cash and cash equivalents                      1,771,316          1,769,483
Restricted cash                                1,362,821                 -
Receivables, less allowance for
  doubtful accounts of $111,391 and
  $4,428                                         106,902             52,470
Prepaid expenses                                  10,034              5,503
Accrued rental income, less
  allowance for doubtful accounts
  of $111,495 and $88,781                      1,730,249          1,683,593
Other assets                                      33,104             33,104
                                             -----------        -----------

                                             $36,407,631        $36,437,560
                                             ===========        ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     2,065        $     2,913
Escrowed real estate taxes payable                26,522             45,060
Distributions payable                            900,001            940,000
Due to related parties                             9,409              1,609
Rents paid in advance and
  deposits                                       208,860            160,928
                                             -----------        -----------
    Total liabilities                          1,146,857          1,150,510

Minority interest                                 64,512             64,385

Commitment (Note 5)

Partners' capital                             35,196,262         35,222,665
                                             -----------        -----------

                                             $36,407,631        $36,437,560
                                             ===========        ===========



            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                  Nine Months Ended
                                                            September 30,                    September 30,
                                                     1997             1996              1997             1996
                                                  ----------       ----------        ----------       ----------
Revenues:
  Rental income from
    operating leases                              $  471,805       $  527,259        $1,413,443       $1,381,652
  Earned income from direct
    financing leases                                 376,124          342,685         1,129,655        1,234,470
  Contingent rental income                            10,014            7,613            22,186            9,965
  Interest and other income                           14,289           19,753            74,727           64,987
                                                  ----------       ----------        ----------       ----------
                                                     872,232          897,310         2,640,011        2,691,074
                                                  ----------       ----------        ----------       ----------

Expenses:
  General operating and
    administrative                                    37,138           42,278           112,266          130,969
  Professional services                                5,282            4,877            17,114           23,125
  State and other taxes                                   -                -              9,503            9,314
  Depreciation and
    amortization                                      52,536           60,296           157,609          155,422
                                                  ----------       ----------        ----------       ----------
                                                      94,956          107,451           296,492          318,830
                                                  ----------       ----------        ----------       ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint
  Venture, Equity in
  Earnings of Unconsoli-
  dated Joint Ventures and
  Gain on Sale of Land and
  Net Investment in Direct
  Financing Lease                                    777,276          789,859         2,343,519        2,372,244

Minority Interest in
  Income of Consolidated
  Joint Venture                                       (2,271)          (2,278)           (6,325)          (6,264)

Equity in Earnings of
  Unconsolidated Joint
  Ventures                                            71,523           71,490           204,167          205,623

Gain on Sale of Land and
  Net Investment in Direct
  Financing Lease                                    132,238               -            132,238               -
                                                  ----------       ----------        ----------       ---------

Net Income                                        $  978,766       $  859,071        $2,673,599       $2,571,603
                                                  ==========       ==========        ==========       ==========

Allocation of Net Income:
  General partners                                $    8,466       $    8,591        $   25,414       $   25,716
  Limited partners                                   970,300          850,480         2,648,185        2,545,887
                                                  ----------       ----------        ----------       ----------

                                                  $  978,766       $  859,071        $2,673,599       $2,571,603
                                                  ==========       ==========        ==========       ==========

Net Income Per Limited
  Partner Unit                                    $     0.24       $     0.21        $     0.66       $     0.64
                                                  ==========       ==========        ==========       ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                                      4,000,000        4,000,000         4,000,000        4,000,000
                                                  ==========       ==========        ==========       ==========


            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                  Nine Months Ended             Year Ended
                                     September 30,             December 31,
                                         1997                      1996
                                  -----------------            ------------

General partners:
  Beginning balance                 $   174,718                $   140,100
  Net income                             25,414                     34,618
                                    -----------                -----------
                                        200,132                    174,718
                                    -----------                -----------

Limited partners:
  Beginning balance                  35,047,947                 35,260,756
  Net income                          2,648,185                  3,427,194
  Distributions ($0.68 and
    $0.91 per limited partner
    unit,respectively)               (2,700,002)                (3,640,003)
                                    -----------                -----------
                                     34,996,130                 35,047,947
                                    -----------                -----------

Total partners' capital             $35,196,262                $35,222,665
                                    ===========                ===========




            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                      Nine Months Ended
                                                        September 30,
                                                   1997             1996
                                               -----------       ----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                               $ 2,748,032       $ 2,809,766
                                               -----------       -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land and
          building                               1,363,805                -
        Additions to land and buildings
          on operating leases                           -               (978)
        Investment in direct financing
          leases                                        -             (1,542)
      Investment in joint ventures                      -           (129,503)
      Return of capital from joint
        venture                                         -             20,551
      Increase in restricted cash               (1,363,805)               -
                                               -----------       -----------
            Net cash used in investing
              activities                                -           (111,472)
                                               -----------       -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                              (2,740,001)       (2,740,001)
        Distributions to holder of
          minority interest                         (6,198)           (5,709)
                                               -----------       -----------
            Net cash used in financing
              activities                        (2,746,199)       (2,745,710)
                                               -----------       -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                   1,833           (47,416)

Cash and Cash Equivalents at Beginning
  of Period                                      1,769,483         1,832,853
                                               -----------       -----------

Cash and Cash Equivalents at End of
  Period                                       $ 1,771,316       $ 1,785,437
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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Building on Operating Leases:

         In September 1997, the Partnership sold its property in Fremont, California, to the franchisor, for $1,420,000 and received net sales proceeds (net of $2,745 which represents amounts due to the former tenant for prorated rent) of $1,363,805, resulting in a gain of $132,238 for financial reporting purposes. This property was originally acquired by the Partnership in March 1992 and had a cost of approximately $1,116,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $249,700 in excess of its original purchase price.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


3.       Net Investment in Direct Financing Leases:

         In September 1997, the Partnership sold its property in Fremont, California, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts and the gain from the sale of the property was reflected in income (Note 2).

4.       Restricted Cash:

         As of September 30, 1997, the net sales proceeds of $1,363,805 from the sale of the property in Fremont, California, less escrow fees (net of accrued interest) of $984 were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property.

5.       Commitment:

         In October 1995, the tenant of the Partnership's property located in Austin, Texas, entered into a sublease agreement for a vacant parcel of land under which the subtenant has the option to purchase such land. The subtenant exercised the purchase option and in accordance with the terms of the sublease agreement, the tenant assigned the purchase contract, together with the purchase contract payment of $69,000, from the subtenant, to the Partnership. As of September 30, 1997, the sale of the vacant parcel of land had not closed and, as a result, the net proceeds of $68,000 (representing the original $69,000 received by the Partnership, less $1,000 in costs incurred in anticipation of the sale) were recorded as a deposit at September 30, 1997. The contract price of $69,000 exceeds the Partnership's cost attributable to the parcel of land.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


6.       Subsequent Event:

         In October 1997, the Partnership reinvested approximately $1,270,500 of the net sales proceeds it received from the sale of the property in Fremont, California, in a Boston Market property located in Homewood, Alabama. In connection therewith, the Partnership entered into a long term, triple- net lease with terms substantially the same as its other leases. The Partnership acquired the Boston Market property from an affiliate of the general partners. The affiliate had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the property, including closing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1997, the Partnership owned 47 Properties, including nine Properties owned by joint ventures in which the Partnership is a co-venturer and one property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,748,032 and $2,809,766 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in cash from operations for the nine months ended September 30, 1997, is primarily a result of changes in income and expenses as discussed below in "Results of Operations" and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1997.

         In September 1997, the Partnership sold its Property in Fremont, California, to the franchisor, for $1,420,000 and received net sales proceeds (net of $2,745 which represents amounts due to the former tenant for prorated rent) of $1,363,805, resulting in a gain of $132,238 for financial reporting purposes. This Property was originally acquired by the Partnership in March 1992 and had a cost of approximately $1,116,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $249,700 in excess of its original purchase price. As of September 30, 1997, the net sales proceeds of $1,363,805 less escrow fees (net of accrued interest) of $984 were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. In October 1997, the Partnership reinvested approximately $1,270,500 of the net sales proceeds in a Boston Market Property in Homewood, Alabama. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases. The Partnership acquired the Boston Market Property from an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Fremont, California and the reinvestment of the proceeds in a Boston Market Property in Homewood, Alabama, will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state (at a level reasonably assumed by the general partners) income taxes, if any, resulting from the sale. The Partnership intends to reinvest the remaining net sales proceeds in an additional Property or use them for other Partnership purposes.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1997, the Partnership had $1,771,316 invested in such short-term investments as compared to $1,769,483 at December 31, 1996. The funds remaining at September 30, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,146,857 at September 30, 1997, from $1,150,510 at December 31, 1996, primarily as the result of the Partnership's accruing a special distribution payable to the limited partners of $40,000 at December 31, 1996, which was paid in January 1997 from cumulative excess operating reserves. The decrease is partially offset by an increase in rents paid in advance at September 30, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         In October 1995, the tenant of the Partnership's Property located in Austin, Texas, entered into a sublease agreement for a vacant parcel of land under which the subtenant has the option to purchase such land. The subtenant exercised the purchase option and in accordance with the terms of the sublease agreement, the tenant assigned the purchase contract, together with the purchase contract payment of $69,000, from the subtenant, to the Partnership. As of September 30, 1997, the sale of the vacant parcel of land had not closed and, as a result, the net proceeds of $68,000 (representing the original $69,000 received by the Partnership, less $1,000 in costs incurred in anticipation of the sale) were recorded as a deposit at September 30, 1997.

         Based  primarily  on cash from  operations,  the  Partnership  declared distributions to limited partners of $2,700,002 for each of the nine months ended September 30, 1997 and 1996 ($900,001 for each of the quarters ended September 30, 1997 and 1996). This represents distributions for each applicable nine months of $0.68 per unit ($0.23 per unit for each applicable quarter ended September 30, 1997 and 1996). No distributions were made to the general partners for the quarters and nine months ended September 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1997 and 1996, are required to be or have been  treated  by the  Partnership  as a  return  of  capital  for  purposes  of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the nine months ended September 30, 1997 and 1996, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 39 wholly owned Properties (including one Property in Fremont, California, which was sold in September 1997) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership and Allegan Real Estate Joint Venture earned $2,543,098 and $2,616,122, respectively, in rental income from operating leases and earned income from direct financing leases for these Properties, $847,929 and $869,944 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The decrease in rental and earned income during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is primarily attributable to the Partnership increasing its allowance for doubtful accounts by approximately $27,900 and $89,500, respectively, during 1997, for rental amounts relating to the Perkins Properties located in Lancaster and Amherst, New York, which are leased by the same tenant, due to financial difficulties the tenant is experiencing. No such allowance was established during the quarter and nine months ended September 30, 1996. As of October 31, 1997, the Partnership was negotiating an agreement with the tenant of these Properties for the collection of past due amounts and will recognize such amounts as income if collected.

         The decrease in rental and earned income during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is partially offset by an increase of approximately $14,300 and $34,800 during the quarter and nine months ended September 30, 1997, respectively, due to the fact that in March 1996, the lease relating to the Perkins Property in Ft. Pierce, Florida, was amended to provide for reduced annual base rent from an effective date of October 1, 1995 through January 1, 1997.

         For the nine months ended September 30, 1997 and 1996, the Partnership also earned $22,186 and $9,965, respectively, in contingent rental income, $10,014 and $7,613 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in contingent rental income during the quarter and nine months ended September 30, 1997, is primarily attributable to an increase in gross sales relating to certain restaurant Properties, the leases of which require the payment of contingent rent.

         For the nine months ended September 30, 1997 and 1996, the Partnership also owned and leased eight Properties indirectly through other joint venture arrangements and one Property as tenants-in-common with affiliates of the general partners. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $204,167 and $205,623, respectively, attributable to the net income earned by these unconsolidated joint ventures, $71,523 and $71,490 of which was earned during the quarters ended September 30, 1997 and 1996, respectively.

         Operating expenses, including depreciation and amortization expense, were $296,492 and $318,830 for the nine months ended September 30, 1997 and 1996, respectively, of which $94,956 and $107,451 were incurred for the quarters ended September 30, 1997 and 1996, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is primarily the result of a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 1997.

                                  CNL INCOME FUND X, LTD.

                                  By:CNL REALTY CORPORATION
                                  General Partner


                                  By:  /s/ James M. Seneff, Jr.
                                       -----------------------------
                                       JAMES M. SENEFF, JR.
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                  By:  /s/ Robert A. Bourne
                                       -----------------------------
                                       ROBERT A. BOURNE
                                       President and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)