Form 10-K405
period 1997-12-31
CNL INCOME FUND X LTD
filed 1998-03-17
CIK 863785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                              400 East South Street
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,200,000, and were used to acquire 47 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the Partnership sold its Property in Denver, Colorado, and reinvested the majority of the net sales proceeds in a Shoney's in Fort Myers Beach, Florida. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Denver, Colorado, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. During the year ended December 31, 1997, the Partnership sold its Property in Fremont, California, and reinvested the majority of the net sales proceeds in a Boston Market in Homewood, Alabama. In addition, during 1997, the Partnership used approximately $130,400 that had been previously reserved for working capital purposes, to invest in a Chevy's Fresh Mex Property located in Miami, Florida, with affiliates of the General Partners as tenants-in-common. As a result of the above transactions, as of December 31, 1997, the Partnership owned 49 Properties, including nine Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common. During January 1998, the Partnership sold its Property in Sacramento, California, to the tenant and intends to reinvest the net sales proceeds in an additional Property. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

         In December 1997, the lease relating to the Perkins Property in Ft. Pierce, Florida, was amended to provide for reduced base rents effective May 1997 through December 31, 1998, with rent deferrals totalling $144,633 being payable by the tenant at the time that the Property is leased to another tenant, the date the Property is sold or upon termination of the lease, whichever occurs first.

Major Tenants

         During 1997, three lessees (or group of affiliated lessees) of the Partnership and its consolidated joint venture, (i) Golden Corral Corporation,
(ii) Foodmaker, Inc. and (iii) Flagstar Enterprises, Inc. and Denny's, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to four restaurants, Foodmaker, Inc. was the lessee under leases relating to six restaurants and Flagstar Corporation was the lessee under leases relating to nine restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees (or groups of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, five Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Hardee's, Burger King, Shoney's and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income during 1997 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

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

         In addition, in December 1997, the Partnership entered into an agreement to hold a Chevy's Fresh Mex Property as tenants-in-common with affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 6.69% interest in this Property.

Certain Management Services

         CNL Income Fund Advisors, Inc., an affiliate of the General Partners provided certain services relating to management of the Partnership and its
Properties pursuant to a management agreement with the Partnership through September 30, 1995. Under this agreement, CNL Income Fund Advisors, Inc. was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Income Fund Advisors, Inc. also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Income Fund Advisors, Inc. an annual fee of one percent of the sum of gross operating revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

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


Item 2.  Properties

         As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 49 Properties, located in 18 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 14,000 to 200,900 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership include a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,800 to 10,700 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 1997 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2007 and 2011) and the average minimum base rent is approximately $156,900 (ranging from approximately $88,100 to $198,500).

         Foodmaker, Inc. leases six Jack in the Box restaurants. The initial term of each lease is between 18 and 20 years (expiring between 2009 and 2012) and the average minimum base rent is approximately $81,600 (ranging from approximately $62,900 to $99,400).

         Flagstar Corporation leases seven Hardee's restaurants and two Denny's restaurants. The initial term of each lease is 20 years (expiring in 2012) and the average minimum base rent is approximately $69,100 (ranging from approximately $43,500 to $111,800).

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of February 28, 1998, there were 3,531 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase) may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price for any Unit transferred pursuant to the Plan has been $9.50 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1997 and 1996 other than pursuant to the Plan, net of commissions.


                                          1997 (1)                         1996 (1)
                            ----------------------------------    ----------------------
                                High       Low      Average        High       Low      Average
         First Quarter         $ 9.50    $ 7.75      $ 9.13       $10.00    $ 8.10      $ 9.37
         Second Quarter          8.70      7.75        8.38         9.50      9.50        9.50
         Third Quarter           9.50      8.25        8.67         8.15      5.74        6.61
         Fourth Quarter          9.20      8.65        8.62         8.50      7.60        8.20


(1)      A total of 15,700 and 26,865 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  1997  and  1996,
         respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1997 and 1996, the Partnership declared cash distributions of $3,600,003 and $3,640,003, respectively, to the Limited Partners. During the year ended December 31, 1996, the Partnership declared a special distribution to the Limited Partners of $40,000 which represented cumulative excess operating reserves. The General Partners anticipate that the Partnership will declare a special distribution to the Limited Partners during the quarter ending March 31, 1998, representing cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         Quarter Ended                   1997             1996
         -------------                ---------         ----------
         March 31                      $900,000          $900,001
         June 30                        900,001           900,001
         September 30                   900,001           900,001
         December 31                    900,001           940,000

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


Item 6.  Selected Financial Data

                                       1997           1996           1995            1994           1993
                                  -------------  -------------  -------------   -------------  -------------
Year Ended December 31:
  Revenues (1)                     $  3,813,248   $  3,871,869   $  3,875,779    $  4,020,289   $  4,030,010
  Net income (2)                      3,531,381      3,461,812      3,552,067       3,672,841      3,636,573
  Cash distributions declared (3)     3,600,003      3,640,003      3,640,003       3,625,017      3,500,000
  Net income per Unit (2)                   .87            .86            .88            .91             .90
  Cash distributions declared per
     Unit (3)                               .90            .91            .91             .91            .88

At December 31:
  Total assets                      $36,289,727    $36,437,560    $36,563,796     $36,722,696    $36,462,746
  Partners' capital                  35,154,043     35,222,665     35,400,856      35,488,792     35,440,968

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(2) Net income for the years ended December 31, 1997 and 1995, include $132,238 and $67,214, respectively, from gains on sale of land and buildings.

(3) Distributions for the years ended December 31, 1996 and 1995, each include a special distribution to the Limited Partners of $40,000 which represented cumulative excess operating reserves.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 49 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1997, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,596,417, $3,695,802 and $3,527,362 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in cash from operations during 1997, as compared to 1996, and the increase in 1996, as compared to 1995, is primarily a result of changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 1997, 1996 and 1995.

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

         In October 1995, the tenant of the Partnership's Property located in Austin, Texas, entered into a sublease agreement for a vacant parcel of land under which the subtenant has the option to purchase such land. The subtenant exercised the purchase option and in accordance with the terms of the sublease agreement, the tenant assigned the purchase contract, together with the purchase contract payment of $69,000 from the subtenant, to the Partnership. As of February 28, 1998, the sale for the vacant parcel of land had not been consummated and as a result, the net proceeds of $68,000 (representing the original $69,000 received by the Partnership, less $1,000 in costs incurred in anticipation of the sale) were recorded as a deposit at December 31, 1997.

         In January 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Denver, Colorado, and the proceeds from the granting of an easement relating to the Property in Hendersonville, North Carolina, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1997, the Partnership owned a 13.37% interest in this Property.

         In September 1997, the Partnership sold its Property in Fremont, California, to the franchisor, for $1,420,000 and received net sales proceeds (net of $2,745 which represents amounts due to the former tenant for prorated rent) of $1,363,805, resulting in a gain of $132,238 for financial reporting purposes. This Property was originally acquired by the Partnership in March 1992 and had a cost of approximately $1,116,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $249,700 in excess of its original purchase price. In October 1997, the Partnership reinvested approximately $1,277,300 of the net sales proceeds in a Boston Market Property in Homewood, Alabama. The Partnership acquired the Boston Market Property from an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Fremont, California, and the reinvestment of the proceeds in a Boston Market Property in Homewood, Alabama, will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners) resulting from the sale. The Partnership intends to reinvest the remaining net sales proceeds in an additional Property or use such amounts for other Partnership purposes.

         In December 1997, the Partnership used approximately $130,400 that had been previously reserved for working capital purposes, to invest in a Chevy's Fresh Mex Property located in Miami, Florida, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1997, the Partnership owned a 6.69% interest in this Property.

         During 1997, the Partnership entered into a contract to sell the Property in Sacramento, California, to the tenant. In January 1998, the Partnership sold this Property for $1,250,000 and received net sales proceeds of $1,234,175, resulting in a gain of approximately $163,300 for financial reporting purposes. The Partnership intends to reinvest the net sales proceeds in an additional Property.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1997, the Partnership had $1,583,883 invested in such short-term investments as compared to $1,769,483 at December 31, 1996. The decrease in cash is primarily attributable to the Partnership using approximately $130,400 that had been previously reserved for working capital purposes, to invest in a Property located in Miami, Florida, with affiliates, as tenants-in-common, in December 1997. The funds remaining at December 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1997, 1996 and 1995, affiliates of the General Partners incurred $86,327, $112,363 and $100,249, respectively, for certain operating expenses. As of December 31, 1997 and 1996, the Partnership owed $4,946 and $1,609, respectively, to affiliates for such amounts and accounting and administrative services. As of February 28, 1998, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $1,066,237 at December 31, 1997, from $1,148,901 at December 31, 1996, partially as the result of the Partnership's accruing a special distribution payable to the Limited Partners of $40,000 at December 31, 1996, which was paid in January 1997. Other liabilities also decreased due to a decrease in escrowed real estate taxes payable and rents paid in advance at December 31, 1997. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and during the years ended December 31, 1996 and 1995, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,600,003 for the year ended December 31, 1997 and $3,640,003 for each of the years ended December 31, 1996 and 1995. This represents distributions of $0.90 per Unit for the year ended December 31, 1997 and $0.91 per Unit for each of the years ended December 31, 1996 and 1995. The General Partners anticipate that the Partnership will declare a special distribution to the Limited Partners during the quarter ending March 31, 1998, representing cumulative excess operating reserves. No amounts distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Results of Operations

         During 1995, the Partnership owned and leased 39 wholly owned Properties (including one Property in Denver, Colorado, which was sold in August
1995), during 1996, the Partnership owned and leased 38 wholly owned Properties, and during 1997, the Partnership owned and leased 39 wholly owned Properties (including one Property in Fremont, California, which was sold in September
1997). In addition, during 1997, 1996 and 1995, the Partnership was a co-venturer in three separate joint ventures that each owned and leased one Property and one joint venture which owned and leased six Properties. During 1996, the Partnership also owned and leased one Property with affiliates as tenants-in-common and during 1997, the Partnership owned and leased two Properties with affiliates as tenants-in-common. As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements 49 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $26,200 to $198,500. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the second to the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item
2. Properties, respectively.

         During  the  years  ended  December  31,  1997,   1996  and  1995,  the
Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, earned $3,402,320, $3,481,139 and $3,474,227, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 1997, as compared to 1996, is partially attributable to the Partnership increasing its allowance for doubtful accounts by approximately $64,600 during 1997, for rental amounts relating to the Perkins Properties located in Lancaster and Amherst, New York, which are leased by the same tenant, due to the financial difficulties the tenant is experiencing. No such allowance was established during 1996. The Partnership intends to pursue collection of past due amounts from this tenant and will recognize such amounts as income if collected. Rental and earned income also decreased by approximately $36,600 during 1997, as compared to 1996, due to the fact that the Partnership sold its Property in Fremont, California, in September 1997. This decrease was partially offset by an increase of approximately $28,100 in rental income as a result of reinvesting the majority of these net sales proceeds in a Property in Homewood, Alabama, in October 1997.

         During  the  years  ended  December  31,  1997,   1996  and  1995,  the
Partnership also earned $51,678, $45,126 and $53,189, respectively, in contingent rental income. The increase in contingent rental income during 1997, as compared to 1996, is primarily attributable to a change in the percentage rent formula in accordance with the terms of the lease agreement for one of the Partnership's leases during 1997. The decrease in contingent rent during 1996, as compared to 1995, was primarily a result of decreases in gross sales relating to certain restaurant Properties during 1996.

         For the years ended December 31, 1997, 1996 and 1995, the Partnership also earned $278,919, $278,371 and $267,799, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by unconsolidated joint ventures during 1996, as compared to 1995, is primarily attributable to the Partnership investing in a Property in Clinton, North Carolina, in January 1996, with affiliates of the General Partners as tenants-in-common, as described above in "Liquidity and Capital Resources."

         During at least one of the years ended December 31, 1997, 1996 and 1995, three lessees (or group of affiliated lessees), of the Partnership and its consolidated joint venture, Golden Corral Corporation, Foodmaker, Inc. and Flagstar Corporation, each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to four restaurants, Foodmaker, Inc. was the lessee under leases relating to six restaurants and Flagstar Corporation was the lessee under leases relating to nine restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees (or groups of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental income during 1998 and subsequent years. In addition, during at least one of the years ended December 31, 1997, 1996 and 1995, five Restaurant Chains, Golden Corral, Hardee's, Burger King, Shoney's and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $414,105, $410,057 and $390,926 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in operating expenses during 1997, as compared to 1996, is partially a result of the Partnership recording approximately $9,700, for real estate taxes relating to the Perkins Properties located in Lancaster and Amherst, New York, which are leased by the same tenant, due to the current financial difficulties of the tenant. Payment of these taxes remains the responsibility of the tenant of this Property; however, the General Partners believe that the tenant's ability to pay these expenses is doubtful. The Partnership intends to pursue collection from the tenant of any such amounts paid by the Partnership and will recognize such amounts as income if collected. The increase in operating expenses during 1997, as compared to 1996, is partially offset by a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

         The increase in operating expenses during 1997, as compared to 1996, is also partially attributable to, and the increase during 1996, as compared to 1995, is partially offset by a decrease in state taxes during 1996 as a result of receiving a state tax refund from the state of New Hampshire during 1996, for taxes paid in prior years.

         Operating expenses increased during 1996, as compared to 1995, due to an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and Property coverage for the Partnership beginning in May 1995. Operating expenses also increased during 1996, as compared to 1995, due to an increase in professional fees during the year ended December 31, 1996, as a result of obtaining appraisal updates for 1996 and 1995, to prepare an annual statement of unit valuation to qualified plans in accordance with the Partnership's partnership agreement.

         As a result of the sale of the Property in Fremont, California, as discussed above in "Liquidity and Capital Resources," the Partnership recognized a gain of $132,238 for financial reporting purposes for the year ended December 31, 1997. In addition, as a result of the granting of an easement relating to the Property in Hendersonville, North Carolina, and the sale of the Property in Denver, Colorado, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain for financial reporting purposes of $67,214 during the year ended December 31, 1995. No Properties were sold during the year ended December 31, 1996.

         The General Partners of the Partnership are in the process of assessing and addressing the impact of the year 2000 on its company package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the General Partners do not expect this matter to materially impact how the Partnership conducts business nor its current or future results of operations or financial position.

         The Partnership's leases as of December 31, 1997, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


Item 8.   Financial Statements and Supplementary Data

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS


                                                        Page

Report of Independent Accountants                        13

Financial Statements:

  Balance Sheets                                         14

  Statements of Income                                   15

  Statements of Partners' Capital                        16

  Statements of Cash Flows                               17

  Notes to Financial Statements                          19

                        Report of Independent Accountants



To the Partners
CNL Income Fund X, Ltd.


We have audited the financial statements and the financial statement schedules of CNL Income Fund X, Ltd. (a Florida limited partnership) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund X, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




/s/ Coopers & Lybrand, L.L.P.
--------------------------------

Orlando, Florida
January 14, 1998

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                   December 31,
            ASSETS                            1997              1996
            ------                         -----------       -----------

Land and buildings on operating
  leases, less accumulated
  depreciation                             $15,709,899       $15,224,392
Net investment in direct financing
  leases                                    13,460,125        14,219,805
Investment in joint ventures                 3,505,326         3,449,210
Cash and cash equivalents                    1,583,883         1,769,483
Restricted cash                                 92,236                -
Receivables, less allowance for
  doubtful accounts of $137,856
  and $4,428                                   123,903            52,470
Prepaid expenses                                 5,877             5,503
Accrued rental income, less
  allowance for doubtful accounts
  of $117,593 and $88,781                    1,775,374         1,683,593
Other assets                                    33,104            33,104
                                           -----------       -----------

                                           $36,289,727       $36,437,560
                                           ===========       ===========


  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     6,033       $     2,913
Escrowed real estate taxes payable              27,784            45,060
Distributions payable                          900,001           940,000
Due to related parties                           4,946             1,609
Rents paid in advance and deposits             132,419           160,928
                                           -----------       -----------
    Total liabilities                        1,071,183         1,150,510

Commitments and Contingencies (Note 11)

Minority interest                               64,501            64,385

Partners' capital                           35,154,043        35,222,665
                                           -----------       -----------

                                           $36,289,727       $36,437,560
                                           ===========       ===========










                 See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME



                                                                               Year Ended December 31,
                                                                   1997                1996               1995
                                                                ----------          ----------         -------
Revenues:
  Rental income from
    operating leases                                            $1,867,795          $1,832,781         $1,783,928
  Earned income from direct
    financing leases                                             1,534,525           1,648,358          1,690,299
  Contingent rental income                                          51,678              45,126             53,189
  Interest and other income                                         88,853              75,896             89,630
                                                                ----------          ----------         ----------
                                                                 3,542,851           3,602,161          3,617,046
                                                                ----------          ----------         ----------

Expenses:
  General operating and
    administrative                                                 153,672             166,049            150,157
  Professional services                                             26,890              33,692             23,563
  Real estate taxes                                                  9,703                  -                  -
  State and other taxes                                              9,372               2,357             15,510
  Depreciation and amortization                                    214,468             207,959            201,696
                                                                ----------          ----------         ----------
                                                                   414,105             410,057            390,926
                                                                ----------          ----------         ----------

Income Before Minority Interest
  in Income of Consolidated
  Joint Venture, Equity in
  Earnings of Unconsolidated
  Joint Ventures and Gain on
  Sale of Land and Building                                      3,128,746           3,192,104          3,226,120

Minority Interest in Income of
  Consolidated Joint Venture                                        (8,522)             (8,663)            (9,066)

Equity in Earnings of
  Unconsolidated Joint Ventures                                    278,919             278,371            267,799

Gain on Sale of Land and Building                                  132,238                  -              67,214
                                                                ----------          ----------         ----------

Net Income                                                      $3,531,381          $3,461,812         $3,552,067
                                                                ==========          ==========         ==========

Allocation of Net Income:
  General partners                                              $   33,991          $   34,618         $   35,491
  Limited partners                                               3,497,390           3,427,194          3,516,576
                                                                ----------          ----------         ----------

                                                                $3,531,381          $3,461,812         $3,552,067
                                                                ==========          ==========         ==========

Net Income per Limited Partner
  Unit                                                          $     0.87          $     0.86         $     0.88
                                                                ==========          ==========         ==========

Weighted Average Number of Limited
  Partner Units Outstanding                                      4,000,000           4,000,000          4,000,000
                                                                ==========          ==========         ==========









                 See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1997, 1996 and 1995



                                      General Partners                       Limited Partners
                                              Accumu-                                           Accumu-
                                   Contri-    lated         Contri-        Distri-           lated      Syndication
                                   butions   Earnings       butions        butions          Earnings       Costs           Total
                                   -------   --------     -----------   ------------      -----------   -----------     ----------
Balance, December 31, 1994         $ 1,000   $103,609     $40,000,000   $(10,083,130)     $10,257,313   $(4,790,000)    $35,488,792

  Distributions to limited
    partners ($0.91 per
    limited partner unit)               -          -               -      (3,640,003)              -             -       (3,640,003)
  Net income                            -      35,491              -              -         3,516,576            -        3,552,067
                                    ------   --------     -----------   ------------      -----------   -----------     -----------

Balance, December 31, 1995           1,000    139,100      40,000,000    (13,723,133)      13,773,889    (4,790,000)     35,400,856

  Distributions to limited
    partners ($0.91 per
    limited partner unit)               -          -               -      (3,640,003)              -             -       (3,640,003)
  Net income                            -      34,618              -              -         3,427,194            -        3,461,812
                                    ------   --------     -----------   ------------      -----------   -----------     -----------

Balance, December 31, 1996           1,000    173,718      40,000,000    (17,363,136)      17,201,083    (4,790,000)     35,222,665

  Distributions to limited
    partners ($0.90 per
    limited partner unit)               -          -               -      (3,600,003)              -             -       (3,600,003)
  Net income                            -      33,991              -              -         3,497,390            -        3,531,381
                                    ------   --------     -----------   ------------      -----------   -----------     -----------

Balance, December 31, 1997          $1,000   $207,709     $40,000,000   $(20,963,139)     $20,698,473   $(4,790,000)    $35,154,043
                                    ======   ========     ===========   ============      ===========   ===========     ===========



                 See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                Year Ended December 31,
                                                                   1997                1996               1995
                                                               -----------         -----------        --------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from tenants                             $ 3,380,391         $ 3,491,064        $ 3,290,242
        Distributions from uncon-
          solidated joint ventures                                 353,207             354,648            341,527
        Cash paid for expenses                                    (190,902)           (211,345)          (177,007)
        Interest received                                           53,721              61,435             72,600
                                                               -----------         -----------        -----------
            Net cash provided by
              operating activities                               3,596,417           3,695,802          3,527,362
                                                               -----------         -----------        -----------

    Cash Flows From Investing
      Activities:
        Proceeds from sale of
          land and building                                      1,363,805                  -           1,057,386
        Deposit received on
          contract for sale of
          land                                                          -                   -              69,000
        Additions to land and
          buildings on operating
          leases                                                (1,277,308)               (978)          (359,506)
        Investment in direct
          financing leases                                              -               (1,542)          (566,097)
        Investment in joint venture                               (130,404)           (108,952)                -
        Increase in restricted cash                                (89,702)                 -                  -
                                                               -----------         -----------        ----------
            Net cash provided by
              (used in) investing
              activities                                          (133,609)           (111,472)           200,783
                                                               -----------         -----------        -----------

    Cash Flows From Financing
      Activities:
        Distributions to limited
          partners                                              (3,640,002)         (3,640,003)        (3,700,003)
        Distributions to holder of
          minority interest                                         (8,406)             (7,697)            (7,998)
                                                               -----------         -----------        -----------
            Net cash used in
              financing activities                              (3,648,408)         (3,647,700)        (3,708,001)
                                                               -----------         -----------        -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                                (185,600)            (63,370)            20,144

Cash and Cash Equivalents at
  Beginning of Year                                              1,769,483           1,832,853          1,812,709
                                                               -----------         -----------        -----------

Cash and Cash Equivalents at
  End of Year                                                  $ 1,583,883         $ 1,769,483        $ 1,832,853
                                                               ===========         ===========        ===========








                 See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                             Year Ended December 31,
                                                                   1997                1996               1995
                                                               -----------         -----------        -----------
Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                                                 $ 3,531,381         $ 3,461,812        $ 3,552,067
                                                               -----------         -----------        -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                                               214,468             206,497            199,696
        Amortization                                                    -                1,462              2,000
        Minority interest in income
          of consolidated joint
          venture                                                    8,522               8,663              9,066
        Equity in earnings of
          unconsolidated joint
          ventures, net of
          distributions                                             74,288              75,898             73,630
        Gain on sale of land and
          building                                                (132,238)                 -             (67,214)
        Decrease (increase) in
          receivables                                              (71,222)             46,834             10,222
        Increase in prepaid expenses                                  (374)             (3,852)              (664)
        Decrease in net investment
          in direct financing leases                               211,942             160,007            141,684
        Increase in accrued rental
          income                                                  (201,022)           (315,028)          (309,574)
        Increase (decrease) in
          accounts payable and
          accrued expenses                                         (14,156)             14,317             (1,057)
        Increase (decrease) in due
          to related parties                                         3,337              (5,395)             7,004
        Increase (decrease) in rents
          paid in advance and
          deposits                                                 (28,509)             44,587            (89,498)
                                                               -----------         -----------        -----------
            Total adjustments                                       65,036             233,990            (24,705)
                                                               -----------         -----------        -----------

Net Cash Provided by Operating
  Activities                                                   $ 3,596,417         $ 3,695,802        $ 3,527,362
                                                               ===========         ===========        ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at December 31                                   $    900,001         $   940,000        $   940,000
                                                              ============         ===========        ===========





                 See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1997, 1996 and 1995


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

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continued to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership accounts for its 88.26% interest in Allegan Real Estate Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         The Partnership's investments in CNL Restaurant Investments III, Williston Real Estate Joint Venture and Ashland Joint Venture, and the property in Clinton, North Carolina, and the property in Miami, Florida, for which each property is held as tenants-in-common with affiliates, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

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

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


2.       Leases:

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases have been classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the majority of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                            1997                   1996
                                         -----------            -----------

                  Land                   $ 9,947,295            $ 9,926,720
                  Buildings                6,875,851              6,196,451
                                         -----------            -----------
                                          16,823,146             16,123,171
                  Less accumulated
                    depreciation          (1,113,247)              (898,779)
                                         -----------            -----------

                                         $15,709,899            $15,224,392
                                         ===========            ===========

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings on Operating Leases - Continued:

         In September 1997, the Partnership sold its property in Fremont, California, to the franchisor, for $1,420,000 and received net sales proceeds (net of $2,745 which represents amounts due to the former tenant for prorated rent) of $1,363,805, resulting in a gain of $132,238 for financial reporting purposes. This property was originally acquired by the Partnership in March 1992 and had a cost of approximately $1,116,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $249,700 in excess of its original purchase price. In October 1997, the Partnership reinvested approximately $1,277,300 in a Boston Market property located in Homewood, Alabama.

         Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1997, 1996 and 1995, the Partnership recognized $201,021, $315,029 and $309,574, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1997:

                  1998                          $ 1,796,664
                  1999                            1,817,764
                  2000                            1,830,536
                  2001                            1,875,201
                  2002                            2,004,123
                  Thereafter                     16,727,751
                                                -----------

                                                $26,052,039

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                    1997              1996
                                                ------------      ------------

                  Minimum lease payments
                    receivable                  $ 25,273,063      $ 27,990,876
                  Estimated residual
                    values                         4,225,008         4,375,790
                  Less unearned income           (16,037,946)      (18,146,861)
                                                ------------      ------------

                  Net investment in direct
                    financing leases            $ 13,460,125      $ 14,219,805
                                                ============      ============

         In September 1997, the Partnership sold its property in Fremont, California, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payment receivable and estimated residual value) and unearned income relating to this property were removed from the accounts and the gain from the sale relating to the land portion of the property was reflected in income (Note 3).

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 1997:

                    1998                            $ 1,758,896
                    1999                              1,761,323
                    2000                              1,762,806
                    2001                              1,770,249
                    2002                              1,800,446
                    Thereafter                       16,419,343
                                                    -----------

                                                    $25,273,063

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


4.       Net Investment in Direct Financing Leases - Continued:

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

         In January 1996, the Partnership acquired and leased a property in Clinton, North Carolina, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1997, the Partnership owned a 13.37% interest in this property.

         In December 1997, the Partnership acquired and leased a property in Miami, Florida, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1997, the Partnership owned a 6.69% interest in this property.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


5.       Investment in Joint Ventures - Continued:

         CNL Restaurant Investments III owns and leases six properties to an operator of national fast-food restaurants. Ashland Joint Venture, Williston Real Estate Joint Venture and the Partnership and affiliates as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family- style restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                     1997             1996
                                                  ----------       ----------

                  Land and buildings on
                    operating leases, less
                    accumulated deprecia-
                    tion                          $9,573,341       $7,822,804
                  Net investment in direct
                    financing lease                  661,991          658,422
                  Cash                                 8,197            1,750
                  Receivables                         26,766            8,164
                  Prepaid expenses                    22,852           21,910
                  Liabilities                          7,415            1,094
                  Partners' capital               10,285,732        8,511,956
                  Revenues                           930,470          916,897
                  Net income                         695,878          686,789

         The Partnership recognized income totalling $278,919, $278,371 and $267,799 for the years ended December 31, 1997, 1996 and 1995, respectively, from these joint ventures.

6.       Restricted Cash:

         As of December 31, 1997, net sales proceeds of $89,702 from the sale of the property in Fremont, California, plus accrued interest of $2,534, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


7.       Allocations and Distributions:

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

         During the year ended December 31, 1997, the Partnership declared distributions to the limited partners of $3,600,003 and during each of the years ended December 31, 1996 and 1995, the Partnership declared distributions to the limited partners of $3,640,003. No distributions have been made to the general partners to date.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                1997             1996              1995
                                                             ----------       ----------        -------
                  Net income for
                    financial reporting
                    purposes                                 $3,531,381       $3,461,812        $3,552,067

                  Depreciation for tax
                    reporting purposes
                    in excess of
                    depreciation for
                    financial reporting
                    purposes                                   (289,098)        (298,518)         (304,027)

                  Direct financing leases
                    recorded as operating
                    leases for tax
                    reporting purposes                          211,942          160,007           141,684

                  Equity in earnings of
                    unconsolidated joint
                    ventures for tax
                    reporting purposes
                    in excess of equity
                    in earnings of
                    unconsolidated joint
                    ventures for financial
                    reporting purposes                           15,294           10,839            12,592

                  Gain on sale of land
                    and building for
                    financial reporting
                    purposes in excess
                    of gain for tax
                    reporting purposes                          (42,996)              -            (16,395)

                  Allowance for doubtful
                    accounts                                    133,428               -                 -

                  Accrued rental income                        (201,022)        (315,029)         (309,574)

                  Rents paid in advance                         (22,593)          45,447           (80,403)

                  Minority interest in
                    timing differences
                    of consolidated
                    joint venture                                 1,461            2,184             2,062

                  Other                                              -            (7,738)            9,613
                                                             ----------       ----------        ----------

                  Net income for federal
                    income tax purposes                      $3,337,797       $3,059,004        $3,007,619
                                                             ==========       ==========        ==========

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, served as president of CNL Fund Advisors, Inc. through October 1997. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1997, 1996 and 1995, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc.
         (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

         During the years ended December 31, 1997, 1996 and 1995, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1997, 1996 and 1995.

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


9.       Related Party Transactions - Continued:

         During the years ended December 31, 1997, 1996 and 1995, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $87,967, $94,496 and $76,108 for the years ended December 31, 1997, 1996 and 1995, respectively, for such services.

         The due to related parties at December 31, 1997 and 1996, totalled $4,946 and $1,609, respectively.

         During 1997, the Partnership acquired a property for a purchase price of $1,277,300 from CNL BB Corp., an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates), for at least one of the years ended December 31:

                                                                 1997             1996              1995
                                                               --------         --------          ------

                  Foodmaker, Inc.                              $646,477         $684,277          $686,417
                  Flagstar Enterprises,
                    Inc. and Denny's,
                    Inc.                                        602,913          668,919           674,611
                  Golden Corral
                    Corporation                                 548,399          568,164           567,654

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


10.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates) for at least one of the years ended December 31:

                                                                 1997             1996              1995
                                                               --------         --------          ------
                  Burger King                                  $777,378         $714,792          $721,870
                  Jack in the Box                               646,477          684,277           686,417
                  Golden Corral Family
                    Steakhouse
                    Restaurants                                 548,399          568,164           567,654
                  Shoney's                                      441,052          439,330           354,457
                  Hardees                                       403,882          468,037           471,507
                  Perkins                                       336,983          393,046           449,149

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

11.      Commitments and Contingencies:

         In October 1995, the tenant of the Partnership's property located in Austin, Texas, entered into a sublease agreement for a vacant parcel of land under which the subtenant has the option to purchase such land. The subtenant exercised the purchase option and in accordance with the terms of the sublease agreement, the tenant assigned the purchase contract, together with the purchase contract payment of $69,000, from the subtenant, to the Partnership. As of December 31, 1997, the sale for the vacant parcel of land had not been consummated and as a result, the net proceeds of $68,000 (representing the original $69,000 received by the Partnership, less $1,000 in costs incurred in anticipation of the sale) were recorded as a deposit at December 31, 1997. The contract price of $69,000 exceeds the Partnership's cost attributable to the parcel of land.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


12.      Subsequent Event:

         During 1997, the Partnership entered into a contract to sell the property in Sacramento, California to the tenant. In January 1998, the Partnership sold this property for $1,250,000 and received net sales proceeds of $1,234,175, resulting in a gain of approximately $163,300 for financial reporting purposes. The Partnership intends to reinvest the net sales proceeds in a replacement property.

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

         James M. Seneff, Jr., age 51, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., CNL Real Estate Advisors, Inc. and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 50, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and Chief Investment Officer, Vice Chairman of the Board of Directors, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisors, Inc. from the date of its inception through June 30, 1997 and served as President of CNL Fund Advisors, Inc. from the date of its inception through October 1997. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, as Secretary and Treasurer from February 1996 through December 1997, and since February 1996, served as Vice Chairman of the Board of Directors of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, served as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with
Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., was organized in 1980 under the laws of the State of Florida. CNL Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         Curtis B. McWilliams, age 42, joined CNL Fund Advisors, Inc. in April 1997 and currently serves as President of CNL Fund Advisors, Inc. and as Executive Vice President of CNL American Properties Fund, Inc. In addition, Mr. McWilliams serves as Executive Vice President of CNL Group, Inc. and as President of CNL Financial Services, Inc. and certain other subsidiaries of CNL Group, Inc. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch. From January 1991 to August 1996, Mr. McWilliams was a managing director in the corporate banking group of Merrill Lynch's investment banking division. During this time, he was a senior relationship manager with Merrill Lynch and as such was responsible for a number of the firm's larger clients. From February 1990 to February 1993, he also served as co-head of one of the Industrial Banking Groups within Merrill Lynch's investment banking division and had administrative responsibility for a group of bankers and client relationships, including the firm's transportation group. From September 1996 to March 1997, Mr. McWilliams served as Chairman of Merrill Lynch's Private Advisory Services. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 39, is the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 49, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, served as a director and Secretary of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 300 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 39, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. In 1985, Ms. Wall became Vice President of CNL Securities Corp., in 1987, she became Senior Vice President and in July 1997, she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers, and corporate communications for CNL Group, Inc. and Affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 through 1997, as Vice President of Commercial Net Lease Realty, Inc. from 1992 through 1997, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 34, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 and as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr Shackelford received a B.A. in Accounting, with honors, and a Masters of Business
Administration   from  Florida  State  University  and  is  a  certified  public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of February 28, 1998, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of February 28, 1998, the beneficial ownership interests of the General Partners in the Registrant.


                 Title of Class                      Name of Partner                       Percent of Class
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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1997, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                   -----------------------
Reimbursement  to affiliates             Operating expenses are reimbursed        Operating expenses incurred on
for operating expenses                   at the lower of cost or 90 percent       behalf of the Partnership:
                                         behalf of the Partnership:               $86,327
                                         of the prevailing rate at which
                                         comparable services could have
                                         been obtained in the same
                                         geographic area.  Affiliates of the
                                         General Partners from time to
                                         time incur certain operating             Accounting and administrative
                                         expenses on behalf of the                services:  $87,967
                                         Partnership for which the
                                         Partnership reimburses the
                                         affiliates without interest.

Annual, subordinated  manage-            One percent of the sum of gross          $ - 0 -
ment fee to affiliates                   operating revenues from
                                         Properties    wholly   owned   by   the
                                         Partnership   plus  the   Partnership's
                                         allocable  share of gross  revenues  of
                                         joint ventures in which the Partnership
                                         is  a  co-venturer,   subordinated   to
                                         certain  minimum returns to the Limited
                                         Partners.  The  management fee will not
                                         exceed  competitive fees for comparable
                                         services.  Due to the fact  that  these
                                         fees are non-cumulative, if the Limited
                                         Partners  do  not  receive   their  10%
                                         Preferred   Return  in  any  particular
                                         year, no management fees will be due or
                                         payable for such year.

==========================================================================================================================


==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                   -----------------------
Deferred, subordinated real estate       A deferred, subordinated real               $ - 0 -
disposition fee payable to               estate disposition fee, payable
affiliates                               upon sale of one or more
                                         Properties,  in an amount  equal to the
                                         lesser of (i) one-half of a competitive
                                         real estate  commission,  or (ii) three
                                         percent  of the  sales  price  of  such
                                         Property or Properties. Payment of such
                                         fee shall be made only if affiliates of
                                         the   General    Partners   provide   a
                                         substantial   amount  of   services  in
                                         connection  with the sale of a Property
                                         or Properties and shall be subordinated
                                         to  certain   minimum  returns  to  the
                                         Limited Partners.  However,  if the net
                                         sales  proceeds  are  reinvested  in  a
                                         replacement   Property,  no  such  real
                                         estate disposition fee will be incurred
                                         until such replacement Property is sold
                                         and  the   net   sales   proceeds   are
                                         distributed.

General Partners' deferred, sub-         A deferred, subordinated share             $ - 0 -
ordinated share of Partnership net       equal to one percent of
cash flow                                Partnership distributions of net
                                         cash flow, subordinated to certain
                                         minimum returns to the Limited
                                         Partners.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to five percent of
sales proceeds from a sale or            Partnership distributions of such
sales                                    net sales proceeds, subordinated to
                                         certain minimum returns to the
                                         Limited Partners.


==========================================================================================================================

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1997 and 1996

                  Statements of Income for the years ended December 31, 1997, 1996 and 1995

                  Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to Financial Statements

         2.  Financial Statement Schedule

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1997

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

                  10.1 Management Agreement between CNL Income Fund X, Ltd. and CNL Investment Company (Filed herewith.)

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

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 1997 through December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 1998.

                                 CNL INCOME FUND X, LTD.

                                 By:      CNL REALTY CORPORATION
                                          General Partner

                                          /s/ Robert A. Bourne
                                          -----------------------------
                                          ROBERT A. BOURNE, President


                                 By:      ROBERT A. BOURNE
                                          General Partner

                                          /s/ Robert A. Bourne
                                          -----------------------------
                                          ROBERT A. BOURNE


                                 By:      JAMES M. SENEFF, JR.
                                          General Partner

                                          /s/ James M. Seneff, Jr.
                                          ---------------------------------
                                          JAMES M. SENEFF, JR.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                      Title                                Date
/s/ Robert A. Bourne                President, Treasurer and Director           March 13, 1998
----------------------------        (Principal Financial and Accounting
Robert A. Bourne                    Officer)


/s/ James M. Seneff, Jr.            Chief Executive Officer and Director        March 13, 1998
----------------------------        (Principal Executive Officer)
James M. Seneff, Jr.


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1997, 1996 and 1995



                                                                 Additions                      Deductions
                                                                                                          Collected
                                                                                                          or Deter-
                                    Balance at        Charged to         Charged to        Deemed         mined to        Balance
                                     Beginning         Costs and           Other          Uncollec-        be Col-        at End
Year     Description                  of Year          Expenses           Accounts          tible         lectible        of Year
----     -----------                ----------        ----------        -----------       ---------       ---------      --------

1995     Allowance for
           doubtful
           accounts (a)             $  2,555          $     -            $ 20,271(b)     $  9,533        $  1,126        $ 12,167
                                    ========          ========           ========        ========        ========        ========


1996     Allowance for
           doubtful
           accounts (a)             $ 12,167          $     -            $ 91,857(b)     $ 10,368        $    447        $ 93,209
                                    ========          ========           ========        ========        ========        ========


1997  Allowance for
        doubtful
        accounts (a)                $ 93,209          $     -            $192,212(b)     $  5,083        $ 24,889        $255,449
                                    ========          ========           ========        ========        ========        ========


         (a) Deducted from receivables and accrued rental income on the balance sheet.

         (b) Reduction of rental, earned and other income.

         (c) Amounts written off as uncollectible.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                                     Costs Capitalized
                                                                                                         Subsequent
                                                                              Initial Cost             To Acquisition
                                                                                Buildings
                                              Encum-                              and             Improve-      Carrying
                                             brances           Land           Improvements         ments         Costs
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Boston Market:
      Homewood, Alabama                           -          $  597,907         $  679,400        $      -      $     -

    Burger King Restaurants:
      Hendersonville, North Carolina              -             222,632                 -                -            -
      Irondequoit, New York                       -             383,359                 -                -            -

    Denny's Restaurants:
      Fremont, Ohio                               -             160,896                 -           273,700           -
      Detroit, Michigan                           -             285,842                 -                -            -
      Spartanburg, South Carolina                 -             287,959                 -                -            -

    Golden Corral Family
      Steakhouse Restaurants:
        Austin, Texas                             -             653,462                 -         1,106,384           -
        Austin, Texas                             -             711,354                 -         1,124,040           -
        Las Cruces, New Mexico                    -             580,655            920,521               -            -

    Hardee's Restaurants:
      Pace, Florida                               -             174,850                 -                -            -
      Jacksonville, Florida                       -             326,972                 -                -            -
      Centerville, Tennessee                      -             130,494                 -                -            -

    Jack in the Box Restaurants:
      Sacramento, California                      -             448,491                 -                -            -
      Desloge, Missouri                           -             276,701                 -                -            -
      San Antonio, Texas                          -             327,322                 -                -            -
      Missouri City, Texas                        -             348,646                 -                -            -
      Pasadena, Texas                             -             202,393                 -                -            -

    Long John Silver's Restaurants:
      Alamogordo, New Mexico                      -             157,401                 -                -            -
      Las Cruces, New Mexico                      -             222,778                 -                -            -

    Perkins Restaurants:
      Lancaster, New York                         -             336,872                 -                -            -
      Ft. Pierce, Florida                         -             487,752                 -           567,923           -
      Amherst, New York                           -             507,648                 -                -            -


                                                                                                                         Life
                                                                                                                       on Which
                                        Gross Amount at Which Carried                                               Depreciation
                                                at Close of Period (c)                                                in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------





        $  597,907           $  679,400        $ 1,277,307            $  4,322          1997            10/97            (b)


           222,632               (f)               222,632                  -           1986            11/91         (d)
           383,359               (f)               383,359                  -           1986            11/91         (d)


           160,896           $  273,700            434,596              39,030          1992            12/91            (g)
           285,842               (f)               285,842                  -           1992            02/92         (d)
           287,959               (f)               287,959                  -           1992            03/92         (d)



           653,462            1,106,384          1,759,846             213,699          1992            12/91            (b)
           711,354            1,124,040          1,835,394             210,232          1992            12/91            (b)
           580,655              920,521          1,501,176             173,428          1992            05/92            (b)


           174,850               (f)               174,850                  -           1992            01/92         (d)
           326,972               (f)               326,972                  -           1990            02/92         (d)
           130,494               (f)               130,494                  -           1991            02/92         (d)


           448,491               (f)               448,491                  -           1991            12/91         (d)
           276,701               (f)               276,701                  -           1991            12/91         (d)
           327,322               (f)               327,322                  -           1992            02/92         (d)
           348,646               (f)               348,646                  -           1991            04/92         (d)
           202,393               (f)               202,393                  -           1991            04/92         (d)


           157,401               (f)               157,401                  -           1977            03/92         (d)
           222,778               (f)               222,778                  -           1975            03/92         (d)


           336,872               (f)               336,872                  -           1991            11/91         (d)
           487,752            567,923            1,055,675              40,138          1992           01/92            (h)
           507,648               (f)               507,648                   -          1987            02/92         (d)

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997


                                                                                                 Costs Capitalized
                                                                                                     Subsequent
                                                               Initial Cost                        To Acquisition
                                                                          Buildings
                                          Encum-                              and             Improve-      Carrying
                                         brances           Land           Improvements         ments         Costs
    Pizza Hut Restaurants:
      Bozeman, Montana                        -              99,879            224,614               -            -
      Sidney, Montana                         -             101,690                 -                -            -
      Livingston, Montana                     -              71,989            161,211               -            -
      Laurel, Montana                         -             109,937            255,060               -            -
      Billings, Montana                       -             123,879            200,328               -            -

    Shoney's Restaurants:
      Greenville, North Carolina              -             323,573            515,134               -            -
      North Richland Hills, Texas             -             513,032                 -           420,219           -
      Pelham, Alabama                         -             410,448                 -           427,317           -
      Fort Myers Beach, Florida               -             360,482                 -                -            -
                                                        -----------         ----------       ----------     -------

                                                        $ 9,947,295         $2,956,268       $3,919,583     $     -
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
                                                        ===========         ==========       ==========     =======



                                                                                                                         Life
                                                                                                                       on Which
                      Gross Amount at Which Carried                                                                  Depreciation
                        at Close of Period (c)                                                                       in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------

            99,879              224,614            324,493              42,769          1976           03/91            (b)
           101,690                (f)              101,690                  -           1985           03/91            (d)
            71,989              161,211            233,200              30,696          1979           03/91            (b)
           109,937              255,060            364,997              48,566          1985           03/91            (b)
           123,879              200,328            324,207              38,146          1970           03/91            (b)


           323,573              515,134            838,707             105,708          1987           11/91            (b)
           513,032              420,219            933,251              81,089          1992           12/91            (b)
           410,448              427,317            837,765              85,424          1992           01/92            (b)
           360,482                (f)              360,482                  -           1991           09/95         (d)
        ----------           ----------        -----------          ----------

        $9,947,295           $6,875,851        $16,823,146          $1,113,247
        ==========           ==========        ===========          ==========







        $  338,800           $  650,109        $   988,909            $124,797          1990           03/92            (b)
           429,883              342,455            772,338              65,739          1990           03/92            (b)
           350,932              773,129          1,124,061             148,412          1989           03/92            (b)
           514,815              838,536          1,353,351             160,968          1987           03/92            (b)
           203,095              719,226            922,321             138,065          1988           03/92            (b)
           406,259              998,023          1,404,282             191,583          1987           03/92            (b)
        ----------           ----------        -----------          ----------

        $2,243,784           $4,321,478        $ 6,565,262          $  829,564
        ==========           ==========        ===========          ==========







        $  293,478           $  997,104        $ 1,290,582            $174,472          1987           10/92            (b)
        ==========           ==========        ===========            ========








        $  138,382           $  676,588        $   814,970            $ 43,721          1996           01/96            (b)
        ==========           ==========        ===========            ========




                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997


                                                                                                  Costs Capitalized
                                                                                                      Subsequent
                                                                           Initial Cost             To Acquisition
                                                                             Buildings
                                           Encum-                              and             Improve-      Carrying
                                          brances           Land           Improvements         ments         Costs
Property in Which the Partnershi
  has a 6.69% Interest as Tenants-
  in-Common and has Invested in
  Under Operating Lease:

    Chevy's Fresh Mex:
      Miami, Florida                           -         $   976,357        $   974,016       $       -      $     -
                                                         ===========        ===========       ==========     =======





                                                                                                                         Life
                                                                                                                       on Which
                     Gross Amount at Which Carried                                                                  Depreciation
                         at Close of Period (c)                                                                       in Latest
                             Buildings                                                  Date                           Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------






        $  976,357           $  974,016        $ 1,950,373            $     89            1995          12/97             (b)
        ==========           ==========        ===========            ========


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                                  Costs Capitalized
                                                                                                                     Subsequent
                                                                               Initial Cost                        To Acquisition
                                                                                           Buildings
                                                          Encum-                              and             Improve-      Carrying
                                                         brances           Land           Improvements         ments         Costs
Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Burger King Restaurants:
      Hendersonville, North Carolina                          -         $        -         $   631,129       $       -      $     -
      Ashland, Ohio                                           -             190,695            724,348               -            -
      Irondequoit, New York                                   -                  -             612,810            1,123           -
      Allegan, Michigan                                       -              91,238                 -           418,782           -

    Denny's Restaurants:
      Detroit, Michigan                                       -                  -             752,829               -            -
      Spartanburg, South Carolina                             -                  -             529,410               -            -

    Hardee's Restaurants:
      Pace, Florida                                           -                  -             467,272               -            -
      Jacksonville, Florida                                   -                  -             405,985               -            -
      Hohenwald, Tennessee                                    -              49,201            376,415               -            -
      Ravenna, Ohio                                           -             114,244            496,032               -            -
      New Bethlehem, Pennsylvania                             -             135,929            452,507               -            -
      Morristown, Tennessee                                   -             131,289            456,925               -            -
      Centerville, Tennessee                                  -                  -             348,032               -            -

    Jack in the Box Restaurants:
      Desloge, Missouri                                       -                  -             630,981               -            -
      Sacramento, California                                  -                  -             577,009               -            -
      San Antonio, Texas                                      -                  -                  -           206,031           -
      Nampa, Idaho                                            -             151,574            584,533               -            -
      Missouri City, Texas                                    -                  -             619,686               -            -
      Pasadena, Texas                                         -                  -             575,429               -            -

    Long John Silver's Restaurants:
      Alamogordo, New Mexico                                  -                  -             275,270           20,204           -
      Las Cruces, New Mexico                                  -                  -             318,378           57,828           -

    Perkins Restaurants:
      Lancaster, New York                                     -                  -             865,814               -            -
      Amherst, New York                                       -                  -             727,806               -            -

    Pizza Hut Restaurants:
      Glasgow, Montana                                        -              57,482            266,726               -            -
      Sidney, Montana                                         -                  -             291,238               -            -

    Shoney's Restaurant:
      Fort Myers Beach, Florida                               -                  -             567,640               -            -
                                                                        -----------        -----------       ----------     -------

                                                                        $   921,652        $12,554,204       $  703,968     $     -
                                                                        ===========        ===========       ==========     =======



                                                                                                                         Life
                                                                                                                       on Which
                                        Gross Amount at Which Carried                                                Depreciation
                                                at Close of Period (c)                                                in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------





             -                  (f)                (f)               -               1986            11/91         (d)
            (f)                 (f)                (f)               -               1988            11/91         (e)
             -                  (f)                (f)               -               1986            11/91         (d)
            (f)                 (f)                (f)               -               1992            04/92         (e)


             -                  (f)                (f)               -               1992            02/92         (d)
             -                  (f)                (f)               -               1992            03/92         (d)


             -                  (f)                (f)               -               1992            01/92         (d)
             -                  (f)                (f)               -               1990            02/92         (d)
            (f)                 (f)                (f)               -               1991            02/92         (e)
            (f)                 (f)                (f)               -               1991            04/92         (e)
            (f)                 (f)                (f)               -               1991            04/92         (e)
            (f)                 (f)                (f)               -               1991            04/92         (e)
             -                  (f)                (f)               -               1991            02/92         (d)


             -                  (f)                (f)               -               1991            12/91         (d)
             -                  (f)                (f)               -               1991            12/91         (d)
             -                  (f)                (f)               -               1992            12/91         (d)
            (f)                 (f)                (f)               -               1991            12/92         (e)
             -                  (f)                (f)               -               1991            04/92         (d)
             -                  (f)                (f)               -               1991            04/92         (d)


             -                  (f)                 (f)               -               1977            03/92         (d)
             -                  (f)                 (f)               -               1975            03/92         (d)


             -                  (f)                 (f)               -               1991            11/91         (d)
             -                  (f)                 (f)               -               1987            02/92         (d)


            (f)                 (f)                 (f)               -               1985            03/91         (e)
             -                  (f)                 (f)               -               1985            03/91         (d)


             -                  (f)                  (f)               -               1991            09/95         (d)

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                                  Costs Capitalized
                                                                                                                      Subsequent
                                                                                 Initial Cost                       To Acquisition
                                                                                            Buildings
                                                          Encum-                              and             Improve-      Carrying
                                                         brances           Land           Improvements         ments         Costs
Property of Joint Venture in
  Which the Partnership has a
  41% Interest and has Invested
  in Under Direct Financing Lease:

    Hardee's Restaurant:
      Williston, Florida                                      -         $   150,143         $       -        $  499,071     $     -
                                                                        ===========         ==========       ==========     =======




                                                                                                                         Life
                                                                                                                       on Which
                                        Gross Amount at Which Carried                                                Depreciation
                                                 at Close of Period (c)                                               in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------






                (f)                    (f)                (f)               -               1993            12/92         (e)





                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



(a) Transactions in real estate and accumulated depreciation during 1996, 1995 and 1994, are summarized as follows:

                                                                              Accumulated
                                                               Cost           Depreciation
                    Properties the Partnership
                      has Invested in Under
                      Operating Leases:

                        Balance, December 31, 1994          $16,249,224        $  556,873
                        Acquisitions                            360,482                -
                        Dispositions                         (1,054,458)          (64,287)
                        Depreciation expense                         -            199,696
                                                            -----------        ----------

                        Balance, December 31, 1995           15,555,248           692,282
                        Reclassified to operating
                          lease                                 567,923                -
                        Depreciation expense                         -            206,497
                                                            -----------        ----------

                        Balance, December 31, 1996           16,123,171           898,779
                        Acquisitions                          1,277,307                -
                        Dispositions                           (577,332)               -
                        Depreciation Expense                         -            214,468
                                                            -----------        ----------

                        Balance, December 31, 1997          $16,823,146        $1,113,247
                                                            ===========        ==========

                      Properties of Joint Venture in
                        Which the  Partnership  has a
                        50% Interest and has Invested
                        in Under Operating Leases:

                        Balance, December 31, 1994          $ 6,565,262          $397,417
                        Depreciation expense                         -            144,050
                                                            -----------          --------

                        Balance, December 31, 1995            6,565,262           541,467
                        Depreciation expense                         -            144,050
                                                            -----------          --------

                        Balance, December 31, 1996            6,565,262           685,517
                        Depreciation expense                         -            144,047
                                                            -----------          --------

                        Balance, December 31, 1997          $ 6,565,262          $829,564
                                                            ===========          ========

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997


                                                                                 Accumulated
                                                                  Cost           Depreciation
                    Property of Joint  Venture
                     in Which the Partnership has a
                      10.51% Interest and has
                      Invested in Under Operating Lease:

                        Balance, December 31, 1994            $ 1,290,582         $ 74,851
                        Depreciation expense                           -            33,237
                                                              -----------         --------

                        Balance, December 31, 1995              1,290,582          108,088
                        Depreciation expense                           -            33,237
                                                              -----------         --------

                        Balance, December 31, 1996              1,290,582          141,325
                        Depreciation expense                           -            33,147
                                                              -----------         --------

                        Balance, December 31, 1997            $ 1,290,582         $174,472
                                                              ===========         ========


                    Property in Which the Partnership
                      has a 13.37% Interest as Tenants-
                      in-Common and has Invested in
                      Under an Operating Lease:

                        Balance, December 31, 1995            $        -          $     -
                        Acquisition                               814,970               -
                        Depreciation expense                           -            21,168
                                                              -----------         --------

                        Balance, December 31, 1996                814,970           21,168
                        Depreciation expense                           -            22,553
                                                              -----------         --------

                        Balance, December 31, 1997            $   814,970         $ 43,721
                                                              ===========         ========


                    Property in Which the Partnership
                      has a 6.69% Interest as Tenants-
                      in-Common and has Invested in
                      Under an Operating Lease:

                        Balance, December 31, 1996            $        -          $     -
                        Acquisitions                            1,950,373               -
                        Depreciation expense                           -                89
                                                              -----------         --------

                        Balance, December 31, 1997            $ 1,950,373         $     89
                                                              ===========         ========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1997, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $30,453,448 and $9,254,434, respectively. All of the leases are treated as operating leases for federal income tax purposes.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997



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

     10.1 Management Agreement between CNL Income Fund X, Ltd. and CNL Investment Company (Filed herewith.)

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