Form 10-Q
period 1998-03-31
CNL INCOME FUND X LTD
filed 1998-05-12
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                            -------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-20016


                             CNL Income Fund X, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                       59-3004139
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street
Orlando, Florida                             32801
----------------------------            -----------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                    (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                                     CONTENTS






Part I                                                               Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                                1

             Condensed Statements of Income                          2

             Condensed Statements of Partners' Capital               3

             Condensed Statements of Cash Flows                      4

             Notes to Condensed Financial Statements                 5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                   7-10


Part II

  Other Information                                                  11

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                               March 31,        December 31,
             ASSETS                              1998               1997
             ------                           -----------       -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,171,445 and
  $1,113,247                                  $15,142,585      $15,709,899
Net investment in direct financing
  leases                                       12,883,527       13,460,125
Investment in joint ventures                    3,473,663        3,505,326
Cash and cash equivalents                       1,685,494        1,583,883
Restricted cash                                 1,330,726           92,236
Receivables, less allowance for
  doubtful accounts of $117,461 and
  $137,856                                         94,820          123,903
Prepaid expenses                                    8,986            5,877
Accrued rental income, less
  allowance for doubtful accounts
  of $123,692 and $117,593                      1,711,030        1,775,374
Other assets                                       33,104           33,104
                                              -----------      -----------

                                              $36,363,935      $36,289,727
                                              ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $     2,221      $     6,033
Escrowed real estate taxes payable                 42,388           27,784
Distributions payable                             980,001          900,001
Due to related parties                              5,056            4,946
Rents paid in advance and
  deposits                                        144,985          132,419
                                              -----------      -----------
    Total liabilities                           1,174,651        1,071,183

Minority interest                                  64,491           64,501

Partners' capital                              35,124,793       35,154,043
                                              -----------      -----------

                                              $36,363,935      $36,289,727
                                              ===========      ===========


            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                         Quarter Ended
                                                            March 31,
                                                   1998                 1997
                                                ----------           ----------

Revenues:
  Rental income from operating leases           $  447,273           $  457,899
  Earned income from direct financing
    leases                                         358,837              402,589
  Interest and other income                         26,472               20,742
                                                ----------           ----------
                                                   832,582              881,230
                                                ----------           ----------

Expenses:
  General operating and administrative              38,237               35,158
  Bad debt expense                                   2,033                   -
  Professional services                              5,199                6,858
  State and other taxes                             10,271                9,503
  Depreciation and amortization                     58,198               52,537
                                                ----------           ----------
                                                   113,938              104,056
                                                ----------           ----------

Income Before Minority Interest in
  Income of Consolidated Joint Venture
  and Equity in Earnings of Unconsoli-
  dated Joint Ventures                             718,644              777,174

Minority Interest in Income of
  Consolidated Joint Venture                        (2,186)              (1,972)

Equity in Earnings of Unconsolidated
  Joint Ventures                                    63,134               61,824

Gain on Sale of Land and Building                  171,159                   -
                                                ----------           ---------

Net Income                                      $  950,751           $  837,026
                                                ==========           ==========

Allocation of Net Income:
  General partners                              $    7,796           $    8,370
  Limited partners                                 942,955              828,656
                                                ----------           ----------

                                                $  950,751           $  837,026
                                                ==========           ==========

Net Income Per Limited Partner Unit             $     0.24           $     0.21
                                                ==========           ==========

Weighted Average Number of Limited
  Partner Units Outstanding                      4,000,000            4,000,000
                                                ==========           ==========


            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                   Quarter Ended               Year Ended
                                     March 31,                December 31,
                                       1998                       1997
                                   -------------              -------------

General partners:
  Beginning balance                $   208,709               $   174,718
  Net income                             7,796                    33,991
                                   -----------               -----------
                                       216,505                   208,709
                                   -----------               -----------

Limited partners:
  Beginning balance                 34,945,334                35,047,947
  Net income                           942,955                 3,497,390
  Distributions ($0.25 and
    $0.90 per limited partner
    unit,respectively)                (980,001)               (3,600,003)
                                   -----------               -----------
                                    34,908,288                34,945,334
                                   -----------               -----------

Total partners' capital            $35,124,793               $35,154,043
                                   ===========               ===========


            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                       Quarter Ended
                                                          March 31,
                                                1998                  1997
                                            -----------            -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                            $ 1,003,374            $   895,348
                                            -----------            -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and building                        1,231,106                     -
        Increase in restricted cash          (1,230,672)                    -
                                            -----------            ----------
            Net cash provided by
              investing activities                  434                     -
                                            -----------            ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                             (900,001)              (940,000)
        Distributions to holder of
          minority interest                      (2,196)                (1,916)
                                            -----------            -----------
            Net cash used in financing
              activities                       (902,197)              (941,916)
                                            -----------            -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                              101,611                (46,568)

Cash and Cash Equivalents at Beginning
  of Quarter                                  1,583,883              1,769,483
                                            -----------            -----------

Cash and Cash Equivalents at End of
  Quarter                                   $ 1,685,494            $ 1,722,915
                                            ===========            ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of quarter                     $   980,001            $   900,000
                                            ===========            ===========









            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund X, Ltd. (the "Partnership") for the year ended December 31, 1997.

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

2.       Land and Building on Operating Leases:

         In January 1998, the Partnership sold its property in Sacramento, California, to the tenant, for $1,250,000 and received net sales proceeds of $1,230,672, resulting in a gain of $163,349 for financial reporting purposes. This property was originally acquired by the Partnership in December 1991 and had a cost of approximately $969,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $261,300 in excess of its original purchase price.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


2.       Land and Building on Operating Leases - Continued:

         In addition, in March 1998, a vacant parcel of land relating to the property in Austin, Texas, was sold to a third party who had previously subleased the land from the Partnership's lessee. In connection therewith, the Partnership received net sales proceeds of $68,434 ($68,000 of which had been received as a deposit in 1995), resulting in a gain of $7,810 for financial reporting purposes.

3.       Net Investment in Direct Financing Leases:

         In March 1998, the Partnership sold its property in Sacramento, California, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts and the gain from the sale of the property was reflected in income (see Note 2).

4.       Restricted Cash:

         As of March 31, 1998, the net sales proceeds of $1,230,672 from the sale of the property in Sacramento, California and the remaining net sales proceeds from the 1997 sale of the property in Fremont, California of $89,702, plus accrued interest of $10,352 were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1998, the Partnership owned 48 Properties, including nine Properties owned by joint ventures in which the Partnership is a co-venturer and two properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,003,374 and $895,348 for the quarters ended March 31, 1998 and 1997, respectively. The increase in cash from operations for the quarter ended March 31, 1998, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 1998.

         In January 1998, the Partnership sold its Property in Sacramento, California, to the tenant, for $1,250,000 and received net sales proceeds of $1,230,672, resulting in a gain of $163,349 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1991 and had a cost of approximately $969,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $264,800 in excess of its original purchase price. As of March 31, 1998, the net sales proceeds of $1,230,672 along with the remaining net sales proceeds of $89,702 from the 1997 sale of the Property in Fremont,
California, plus accrued interest of $10,352 were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property.

         In addition, in March 1998, a vacant parcel of land relating to the property in Austin, Texas, was sold to a third party who had previously subleased the land from the Partnership's lessee. In connection therewith, the Partnership received net sales proceeds of $68,434 ($68,000 of which had been received as a deposit in 1995), resulting in a gain of $7,810 for financial reporting purposes.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1998, the Partnership had $1,685,494 invested in such short-term investments as compared to $1,583,883 at December 31, 1997. The funds remaining at March 31, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $1,174,651 at March 31, 1998, from $1,071,183 at December 31, 1997, primarily as the result of the Partnership's accruing a special distribution of accumulated, excess operating reserves payable to the limited partners of $80,000 at March 31, 1998. The increase was also partially due to an increase in rents paid in advance at March 31, 1998, as compared to December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and for the quarter ended March 31, 1998, accumulated excess operating reserves, the Partnership declared distributions to limited partners of $980,001 and $900,001 for each of the quarters ended March 31, 1998 and 1997, respectively. This represents distributions for each applicable quarter of $0.25 and $0.23 per unit, respectively. No distributions were made to the general partners for the quarters ended March 31, 1998 and 1997. No amounts distributed to the limited partners for the quarters ended March 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarters ended March 31, 1998 and 1997, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 39 wholly owned Properties (including one Property in Fremont, California, which was sold in September 1997 and one Property in Sacramento, California, which was sold in January 1998) to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership and Allegan Real Estate Joint Venture earned $806,110 and $860,488, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is partially due to a decrease of approximately $39,000 during the quarter ended March 31, 1998, due to the fact that the lease relating to the Perkins Property in Ft. Pierce, Florida, was amended to provide for rent reductions from May 1997 through December 31, 1998. In addition, rental and earned income decreased approximately $54,900 during the quarter ended March 31, 1998, as a result of the sale of the Properties in Fremont, California in September 1997 and Sacramento, California in January 1998.

         The decrease in rental and earned income for the quarter ended March 31, 1998 was partially offset by an increase in rental and earned income of approximately $36,800 due to the reinvestment of a portion of the net sales proceeds from the 1997 sale of the Property in Fremont, California, in a Property in Homewood, Alabama in October 1997. In addition, rental and earned income was lower during the quarter ended March 31, 1997 by approximately $11,400 due to the Partnership establishing an allowance for doubtful accounts for the Property in Amherst, New York during the quarter ended March 31, 1997 due to financial difficulties the tenant was experiencing. No such allowance was recorded during the quarter ended March 31, 1998.

         For the quarters ended March 31, 1998 and 1997, the Partnership also owned and leased eight Properties indirectly through other joint venture arrangements and one Property as tenants-in-common with affiliates of the general partners, and for the quarter ended March 31, 1998, the Partnership owned and leased one additional Property as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $63,134 and $61,824, respectively, attributable to the net income earned by these unconsolidated joint ventures. The increase in net income earned by unconsolidated joint ventures during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to the Partnership investing in a Property in Miami, Florida, in December 1997, with affiliates of the general partners as tenants-in-common.

         Operating expenses, including depreciation and amortization expense, were $113,938 and $104,056 for the quarters ended March 31, 1998 and 1997, respectively. The increase in operating expenses during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily the result of an increase in depreciation expense due to the purchase of the Property in Homewood, Alabama, in October 1997.

         As a result of the sale of the Property in Sacramento, California, and the sale of the parcel of land in Austin, Texas, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $171,159 for financial reporting purposes during the quarter ended March 31, 1998. No Properties were sold during the quarter ended March 31, 1997.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of May, 1998.

                  CNL INCOME FUND X, LTD.

                          By:  CNL REALTY CORPORATION
                               General Partner


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