Form 10-Q
period 1998-06-30
CNL INCOME FUND X LTD
filed 1998-08-12
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                            ------------------------

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                              June 30,           December 31,
             ASSETS                             1998                 1997
             ------                          -----------         --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,229,643 and
  $1,113,247                                 $15,084,387        $15,709,899
Net investment in direct financing
  leases                                      12,827,334         13,460,125
Investment in joint ventures                   3,455,668          3,505,326
Cash and cash equivalents                      1,698,371          1,583,883
Restricted cash                                1,248,895             92,236
Receivables, less allowance for
  doubtful accounts of $249,909 and
  $137,856                                            -             123,903
Prepaid expenses                                  13,098              5,877
Accrued rental income, less
  allowance for doubtful accounts
  of $257,225 and $117,593                     1,327,359          1,775,374
Other assets                                      33,104             33,104
                                             -----------        -----------

                                             $35,688,216        $36,289,727
                                             ===========        ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     1,834        $     6,033
Escrowed real estate taxes payable                57,163             27,784
Distributions payable                            900,001            900,001
Due to related parties                             4,348              4,946
Rents paid in advance and
  deposits                                       164,746            132,419
                                             -----------        -----------
    Total liabilities                          1,128,092          1,071,183

Minority interest                                 64,488             64,501

Partners' capital                             34,495,636         35,154,043
                                             -----------        -----------

                                             $35,688,216        $36,289,727
                                             ===========        ===========

            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                      Six Months Ended
                                                              June 30,                           June 30,
                                                     1998             1997              1998             1997
                                                  ----------       ----------        ----------       -------
Revenues:
  Rental income from
    operating leases                              $  446,745       $  494,200        $  896,256       $  958,253
  Adjustments to accrued
    rental income                                   (426,116)          (6,099)         (432,215)         (16,615)
  Earned income from direct
    financing leases                                 264,420          350,942           623,257          753,531
  Contingent rental income                             6,794            7,810            10,655           12,172
  Interest and other income                           32,294           39,696            58,766           60,438
                                                  ----------       ----------        ----------       ----------
                                                     324,137          886,549         1,156,719        1,767,779
                                                  ----------       ----------        ----------       ----------

Expenses:
  General operating and
    administrative                                    45,324           39,970            83,561           75,128
  Bad debt expense                                     3,854               -              5,887               -
  Professional services                                8,160            4,974            13,359           11,832
  Real estate taxes                                    9,574               -              9,574               -
  State and other taxes                                  249               -             10,520            9,503
  Depreciation and
    amortization                                      58,198           52,536           116,396          105,073
                                                  ----------       ----------        ----------       ----------
                                                     125,359           97,480           239,297          201,536
                                                  ----------       ----------        ----------       ----------

Income Before Minority
  Interest in Income of
  Consolidated Joint
  Venture, Equity in
  Earnings of Unconsoli-
  dated Joint Ventures
  and Gain on Sale of Land
  and Building                                       198,778          789,069           917,422        1,566,243

Minority Interest in
  Income of Consolidated
  Joint Venture                                       (2,069)          (2,082)           (4,255)          (4,054)

Equity in Earnings of Uncon-
  solidated Joint Ventures                            74,135           70,820           137,269          132,644

Gain on Sale of Land and
  Building                                                -                -            171,159               -
                                                  ----------       ----------        ----------       ---------

Net Income                                        $  270,844       $  857,807        $1,221,595       $1,694,833
                                                  ==========       ==========        ==========       ==========

Allocation of Net Income:
  General partners                                $    2,708       $    8,578        $   10,504       $   16,948
  Limited partners                                   268,136          849,229         1,211,091        1,677,885
                                                  ----------       ----------        ----------       ----------

                                                  $  270,844       $  857,807        $1,221,595       $1,694,833
                                                  ==========       ==========        ==========       ==========

Net Income Per Limited
  Partner Unit                                    $     0.07       $     0.21        $     0.30        $     0.42
                                                  ==========       ==========        ==========        ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                                      4,000,000        4,000,000         4,000,000         4,000,000
                                                  ==========       ==========        ==========        ==========

            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                      Six Months Ended          Year Ended
                                          June 30,             December 31,
                                            1998                   1997
                                      ----------------         -----------

General partners:
  Beginning balance                    $   208,709            $   174,718
  Net income                                10,504                 33,991
                                       -----------            -----------
                                           219,213                208,709
                                       -----------            -----------

Limited partners:
  Beginning balance                     34,945,334             35,047,947
  Net income                             1,211,091              3,497,390
  Distributions ($0.47 and
    $0.90 per limited partner
    unit, respectively)                 (1,880,002)            (3,600,003)
                                       -----------            -----------
                                        34,276,423             34,945,334
                                       -----------            -----------

Total partners' capital                $34,495,636            $35,154,043
                                       ===========            ===========



            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                          Six Months Ended
                                                              June 30,
                                                1998                  1997
                                            -----------            -------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                            $ 1,908,622            $ 1,779,469
                                            -----------            -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and building                        1,231,106                     -
        Increase in restricted cash          (1,140,970)                    -
                                            -----------            ----------
            Net cash provided by
              investing activities               90,136                     -
                                            -----------            ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                           (1,880,002)            (1,840,000)
        Distributions to holder of
          minority interest                      (4,268)                (3,915)
                                            -----------            -----------
            Net cash used in
              financing activities           (1,884,270)            (1,843,915)
                                            -----------            -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                              114,488                (64,446)

Cash and Cash Equivalents at Beginning
  of Period                                   1,583,883              1,769,483
                                            -----------            -----------

Cash and Cash Equivalents at End of
  Period                                    $ 1,698,371            $ 1,705,037
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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

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

         Certain items in the prior year's financial statements have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

2.       Land and Building on Operating Leases:

         In January 1998, the Partnership sold its property in Sacramento, California, to the tenant for $1,250,000 and received net sales proceeds of $1,230,672, resulting in a gain of $163,349 for financial reporting purposes. This property was originally acquired by the Partnership in December 1991

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


2.       Land and Building on Operating Leases - Continued:

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

4.       Restricted Cash:

         As of June 30, 1998, the net sales proceeds of $1,230,672 from the sale of the property in Sacramento, California, plus accrued interest of $18,223 were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1998, the Partnership owned 48 Properties, including nine Properties owned by joint ventures in which the Partnership is a co-venturer and two properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,908,622 and $1,779,469 for the six months ended June 30, 1998 and 1997, respectively. The increase in cash from operations for the six months ended June 30, 1998, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1998.

         In January 1998, the Partnership sold its Property in Sacramento, California, to the tenant, for $1,250,000 and received net sales proceeds of $1,230,672, resulting in a gain of $163,349 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1991 and had a cost of approximately $969,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $261,300 in excess of its original purchase price. As of June 30, 1998, net sales proceeds of $1,230,672 plus accrued interest of $18,223 were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1998, the Partnership had $1,698,371 invested in such short-term investments as compared to $1,583,883 at December 31, 1997. The funds remaining at June 30, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $1,128,092 at June 30, 1998, from $1,071,183 at December 31, 1997, primarily as the result of an increase in rents paid in advance and escrowed real estate taxes payable at June 30, 1998, as compared to December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and for the six months ended June 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to limited partners of $1,880,002 and $1,800,001 for each of the six months ended June 30, 1998 and 1997, respectively ($900,001 for each of the quarters ended June 30, 1998 and 1997). This represents distributions of $0.47 and $0.45 per unit for the six months ended June 30, 1998 and 1997, respectively ($0.23 per unit for each applicable quarter ended June 30, 1998 and 1997). No distributions were made to the general partners for the quarters and six months ended June 30, 1998 and 1997. No amounts distributed to the limited partners for the six months ended June 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1998 and 1997, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 39 wholly owned Properties (including one Property in Fremont, California, which was sold in September 1997, and one Property in Sacramento, California, which was sold in January 1998) to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership and Allegan Real Estate Joint Venture earned $1,087,298 and $1,695,169, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $285,049 and $839,043 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The decrease in rental and earned income during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is partially due to a decrease of approximately $19,500 and $62,900 for the quarter and six months ended June 30, 1998, respectively, in rental and earned income due to the fact that the lease relating to the Perkins Property in Ft. Pierce, Florida, was amended to provide for rent reductions from May 1997 through December 31, 1998. Due to the lease amendment and questionable collectibility of future scheduled rent increases from this tenant, the Partnership increased its reserve for accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) by approximately $133,500 and $139,600 during the quarter and six months ended June 30, 1998, respectively, as compared to approximately $6,100 and $16,600 during the quarter and six months ended June 30, 1997, respectively. In addition, rental and earned income decreased by approximately $60,400 and $115,300 during the quarter and six months ended June 30, 1998, respectively, as a result of the sale of the Properties in Fremont, California in September 1997 and Sacramento, California in January 1998.

         In addition, the decrease during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, was partially attributable to the fact that in May 1998, the tenant of the Properties in Lancaster and Amherst, New York, filed for bankruptcy. As a result, during the quarter and six months ended June 30, 1998, the Partnership wrote off approximately $292,600 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). The Partnership also increased the allowance for doubtful accounts for past due rental amounts for these Properties in the amount of $87,100 and $77,100 for the quarter and six months ended June 30, 1998, respectively, due to the fact that collection of such amounts is questionable. The Partnership is currently seeking either replacement tenants or purchasers for these Properties. The Partnership will not recognize any rental and earned income from these Properties until replacement tenants or purchasers for these Properties are located.


         The decrease in rental and earned income for the quarter and six months ended June 30, 1998 was partially offset by an increase in rental and earned income of approximately $36,800 and $73,600 during the quarter and six months ended June 30, 1998, respectively, due to the reinvestment of a portion of the net sales proceeds from the 1997 sale of the Property in Fremont, California, in a Property in Homewood, Alabama in October 1997.

         For the six months ended June 30, 1998 and 1997, the Partnership also owned and leased eight Properties indirectly through other joint venture arrangements and one Property as tenants-in-common with affiliates of the general partners, and for the six months ended June 30, 1998, the Partnership owned and leased one additional Property as tenants-in-common with affiliates of the general partners. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $137,269 and $132,644, respectively, attributable to the net income earned by unconsolidated joint ventures, $74,135 and $70,820 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The increase in net income earned by unconsolidated joint ventures during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is primarily attributable to the Partnership investing in a Property in Miami, Florida, in December 1997, with affiliates of the general partners as tenants-in-common.

         Operating expenses, including depreciation and amortization expense, were $239,297 and $201,536 for the six months ended June 30, 1998 and 1997, respectively, of which $125,359 and $97,480 were incurred for the quarters ended June 30, 1998 and 1997, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is partially the result of an increase in depreciation expense due to the purchase of the Property in Homewood, Alabama, in October 1997. In addition, the increase in operating expenses is partially due to the fact that the Partnership recorded bad debt expense and real estate tax expense relating to the Properties in Lancaster and Amherst, New York due to the fact that the tenant of these Properties filed for bankruptcy, as described above.

         As a result of the sale of the Property in Sacramento, California, and the sale of the parcel of land in Austin, Texas, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $171,159 for financial reporting purposes during the six months ended June 30, 1998. No Properties were sold during the six months ended June 30, 1997.

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of August, 1998.

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