Form 10-Q
period 1998-09-30
CNL INCOME FUND X LTD
filed 1998-11-13
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
             -------------------------------------------------------


                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
               --------------------------------------------------


                             Commission file number
                                     0-20016
                          ----------------------------


                             CNL Income Fund X, Ltd.
    -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Florida                             59-3004139
        (State of other jurisdiction               (I.R.S. Employer
     of incorporation or organization)            Identification No.)


            400 E. South Street
              Orlando, Florida                           32801
  (Address of principal executive offices)            (Zip Code)


        Registrant's telephone number
        (including area code)                        (407) 650-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    CONTENTS




Part I                                                          Page

    Item 1.  Financial Statements:

       Condensed Balance Sheets                                 1

       Condensed Statements of Income                           2

       Condensed Statements of Partners' Capital                3

       Condensed Statements of Cash Flows                       4

       Notes to Condensed Financial Statements                  5-6

    Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                         7-13


Part II

    Other Information                                           14

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             September 30,            December 31,
                                                                                  1998                    1997
                                                                            -----------------       ------------------
                         ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of $1,300,992
    and $1,113,247                                                               $17,037,038             $15,709,899
Net investment in direct financing leases                                         10,751,793              13,460,125
Investment in joint ventures                                                       3,437,666               3,505,326
Cash and cash equivalents                                                          1,662,186               1,583,883
Restricted cash                                                                    1,260,266                  92,236
Receivables, less allowance for doubtful
    accounts of $217,437 and $137,856                                                    294                 123,903
Prepaid expenses                                                                       9,249                   5,877
Accrued rental income, less allowance for
    doubtful accounts of $257,225 and $117,593                                     1,348,423               1,775,374
Other assets                                                                          33,104                  33,104
                                                                            -----------------       -----------------


                                                                                 $35,540,019             $36,289,727
                                                                            =================       =================


                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                             $         1,367         $         6,033
Accrued and escrowed real estate taxes payable                                        71,478                  27,784
Distributions payable                                                                900,001                 900,001
Due to related parties                                                                 5,500                   4,946
Rents paid in advance and deposits                                                    90,378                 132,419
                                                                            -----------------       -----------------
       Total liabilities                                                           1,068,724               1,071,183

Minority interest                                                                     64,480                  64,501

Partners' capital                                                                 34,406,815              35,154,043
                                                                            -----------------       -----------------

                                                                                 $35,540,019             $36,289,727
                                                                            =================       =================


                 See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                             Quarter Ended                      Nine Months Ended
                                                             September 30,                        September 30,
                                                        1998               1997               1998              1997
                                                     ------------       ------------      --------------    -------------
Revenues:
    Rental income from operating leases              $   499,787        $   477,904         $ 1,396,043      $ 1,436,157
    Adjustments to accrued rental income                 (13,155 )           (6,099 )          (445,370 )        (22,714 )
    Earned income from direct financing leases           353,378            376,124             976,635        1,129,655
    Contingent rental income                               6,239             10,014              16,894           22,186
    Interest and other income                             27,008             14,289              85,774           74,727
                                                     ------------       ------------      --------------    -------------
                                                         873,257            872,232           2,029,976        2,640,011
                                                     ------------       ------------      --------------    -------------
Expenses:
    General operating and administrative                  43,273             37,138             126,834          112,266
    Bad debt expense                                          --                 --               5,887               --
    Professional services                                  7,277              5,282              20,636           17,114
    Real estate taxes                                     14,004                 --              23,578               --
    State and other taxes                                     --                 --              10,520            9,503
    Depreciation and amortization                         71,349             52,536             187,745          157,609
                                                     ------------       ------------      --------------    -------------
                                                         135,903             94,956             375,200          296,492
                                                     ------------       ------------      --------------    -------------
Income Before Minority Interest in
    Income of Consolidated Joint
    Venture, Equity in Earnings in
    Unconsolidated Joint Ventures and
    Gain on Sale of Land, Building and Net
    Investment in Direct Financing Lease                 737,354            777,276           1,654,776        2,343,519

Minority Interest in Income of
    Consolidated Joint Venture                            (2,337 )           (2,271 )            (6,592 )         (6,325 )

Equity in Earnings of Unconsolidated
    Joint Ventures                                        76,163             71,523             213,432          204,167

Gain on Sale of Land, Building  and Net
    Investment in Direct Financing Lease                      --            132,238             171,159          132,238
                                                     ------------       ------------      --------------    -------------

Net Income                                           $   811,180        $   978,766         $ 2,032,775      $ 2,673,599
                                                     ============       ============      ==============    =============

Allocation of Net Income:
    General partners                                 $     8,112        $     8,466         $   18,616       $    25,414
    Limited partners                                     803,068            970,300           2,014,159        2,648,185
                                                     ------------       ------------      --------------    -------------

                                                     $   811,180        $   978,766         $ 2,032,775      $ 2,673,599
                                                     ============       ============      ==============    =============

Net Income Per Limited Partner Unit                  $      0.20        $      0.24         $      0.50      $      0.66
                                                     ============       ============      ==============    =============

Weighted Average Number of Limited
    Partner Units Outstanding                          4,000,000          4,000,000           4,000,000        4,000,000
                                                     ============       ============      ==============    =============

                 See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                   Nine Months Ended              Year Ended
                                                                     September 30,               December 31,
                                                                         1998                        1997
                                                              ----------------------------     ------------------
  General partners:
      Beginning balance                                              $     208,709                $     174,718
      Net income                                                            18,616                       33,991
                                                                   -----------------             ---------------
                                                                           227,325                      208,709
                                                                   -----------------             ---------------
  Limited partners:
      Beginning balance                                                 34,945,334                   35,047,947
      Net income                                                         2,014,159                    3,497,390
      Distributions ($0.70 and
         $0.90 per limited partner
         unit, respectively)                                            (2,780,003  )                (3,600,003 )
                                                                   -----------------             ---------------
                                                                        34,179,490                   34,945,334
                                                                   -----------------             ---------------

  Total partners' capital                                              $34,406,815                  $35,154,043
                                                                   =================             ===============


                 See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                September 30,
                                                                         1998                    1997
                                                                    ---------------         ---------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Net Cash Provided by Operating Activities                       $  2,774,783            $  2,748,032
                                                                   ----------------        ----------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and building                         1,231,106               1,363,805
         Increase in restricted cash                                    (1,140,970 )            (1,363,805 )
                                                                   ----------------        ----------------
                Net cash used in investing activities                       90,136                      --
                                                                   ----------------        ----------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                              (2,780,003 )            (2,740,001 )
         Distributions to holder of minority interest                       (6,613 )                (6,198 )
                                                                   ----------------        ----------------
                Net cash used in financing
                   activities                                           (2,786,616 )            (2,746,199 )
                                                                   ----------------        ----------------

Net Increase in Cash and Cash Equivalents                                   78,303                   1,833

Cash and Cash Equivalents at Beginning
   of Period                                                             1,583,883               1,769,483
                                                                   ----------------        ----------------

Cash and Cash Equivalents at End of
   Period                                                             $  1,662,186            $  1,771,316
                                                                   ================        ================

Supplemental Schedule of Non-Cash Investing and Financing Activities

      Net investment in direct financing leases
        reclassified to land and building on
        operating leases as a result of lease
        amendments                                                    $  2,024,000            $         --
                                                                   ================        ================

      Distributions declared and unpaid at end of
         period                                                      $     900,001           $     900,001
                                                                   ================        ================



                 See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


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

         In August 1998, three of the Partnership's leases were amended. As a result, the Partnership reclassified the leases from direct financing leases to operating leases. In accordance with the Statement of Financial Accounting Standards #13, "Accounting for Leases," the Partnership recorded the reclassified leases at the lower of original costs, present fair value, or present carrying amount. No losses on the termination of direct financing leases were recorded for financial reporting purposes.

4.       Restricted Cash:

         As of September 30, 1998, the net sales proceeds of $1,230,672 from the sale of the property in Sacramento, California, plus accrued interest of $29,594 were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property.

5.        Subsequent Event:

         In October 1998, the Partnership sold its property in Billings, Montana, to the tenant for $362,000 and received net sales proceeds of $360,688, resulting in a gain of $47,800 for financial reporting purposes.

         In November 1998, the Partnership reinvested approximately $1,020,800 of the net sales proceeds it received from the sale of the property in Sacramento, California in a Jack in the Box property located in San Marcos, Texas. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1998, the Partnership owned 48 Properties, which included nine Properties owned by joint ventures in which the Partnership is a co-venturer and two properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,774,783 and $2,748,032 for the nine months ended September 30, 1998 and 1997, respectively. The increase in cash from operations for the nine months ended September 30, 1998, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1998.

         In January  1998,  the  Partnership  sold its  Property in  Sacramento,
California to the tenant, for $1,250,000 and received net sales proceeds of $1,230,672, resulting in a gain of $163,349 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1991 and had a cost of approximately $969,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $261,300 in excess of its original purchase price. As of September 30, 1998, net sales proceeds of $1,230,672 plus accrued interest of $29,594 were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Sacramento, California, and the reinvestment of the net sales proceeds, will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

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

         In October 1998, the Partnership sold its Property in Billings, Montana to the tenant for $362,000 and received net sales proceeds of $360,688, resulting in a gain of $47,800 for financial reporting purposes. The Partnership plans to reinvest the net sales proceeds from the sale of this Property in an additional Property.

         In November 1998, the Partnership reinvested approximately $1,020,800 of the net sales proceeds it received from the sale of the Property in Sacramento, California in a Jack in the Box Property located in San Marcos, Texas. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1998, the Partnership had $1,662,186 invested in such short-term investments as compared to $1,583,883 at December 31, 1997. The funds remaining at September 30, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,068,724 at September 30, 1998, from $1,071,183 at December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and for the nine months ended September 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to limited partners of $2,780,003 and $2,700,002 for the nine months ended September 30, 1998 and 1997, respectively ($900,001 for each of the quarters ended September 30, 1998 and 1997). This represents distributions of $0.70 and $0.68 per unit for the nine months ended September 30, 1998 and 1997, respectively ($0.23 per unit for each applicable quarter ended September 30, 1998 and 1997). No distributions were made to the general partners for the quarters and nine months ended September 30, 1998 and 1997. No amounts distributed to the limited partners for the nine months ended September 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The general partners have been informed by CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, that it intends to significantly increase its asset base by proposing to acquire affiliates of the general partners which have similar restaurant property portfolios, including the Partnership. APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Accordingly, the general partners anticipate that APF will make an offer to acquire the Partnership in exchange for securities of APF. The general partners have recently retained financial and legal advisors to assist them in evaluating and negotiating any offer that may be proposed by APF. However, at this time, APF has made no such offer. In the event that an offer is made, the general partners will evaluate it and if the general partners believe that the offer is worth pursuing, the general partners will promptly inform the limited partners. Any agreement to sell the Partnership would be subject to the approval of the limited partners in accordance with the terms of the partnership agreement.

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

Results of Operations

         During the nine months ended September 30, 1997, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 39 wholly owned Properties (including one Property in Fremont, California, which was sold in September 1997) and during the nine months ended September 30, 1998, the Partnership owned and leased 39 Properties (including one Property in Sacramento, California, which was sold in January 1998) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership and Allegan Real Estate Joint Venture earned $1,927,308 and
$2,543,098, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $840,010 and $847,929 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The decrease in rental and earned income during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is partially due to a decrease of approximately $84,400 in rental and earned income due to the fact that the lease relating to the Perkins Property in Ft. Pierce, Florida, was amended to provide for rent reductions from May 1997 through December 31, 1998. Due to the lease amendment and questionable collectibility of future scheduled rent increases from this tenant, the Partnership increased its reserve for accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) by approximately $139,600 during the nine months ended September 30, 1998, as compared to approximately $22,700 during the nine months ended September 30, 1997. In addition, rental and earned income decreased by approximately $172,900 during the nine months ended September 30, 1998, as a result of the sale of the Properties in Fremont and Sacramento, California in September 1997 and January 1998. The decrease in rental and earned income for the nine months ended September 30, 1998 was partially offset by an increase in rental and earned income of approximately $97,300 during the nine months ended September 30, 1998, due to the reinvestment of a portion of the net sales proceeds from the 1997 sale of the Property in Fremont, California, in a Property in Homewood, Alabama in October 1997.

         In addition, the decrease during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, was partially attributable to the fact that in May 1998 the tenant of the Properties in Lancaster and Amherst, New York, filed for bankruptcy. As a result, during the nine months ended September 30, 1998, the Partnership wrote off approximately $292,600 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). The Partnership also increased the allowance for doubtful accounts for past due rental amounts for these Properties in the amount of $14,100 for the nine months ended September 30, 1998, due to the fact that collection of such amounts is questionable. The tenant has rejected the lease relating to the Property in Lancaster, New York, and as a result, the Partnership will not receive rental income from this Property. The tenant is currently in the process of deciding whether to affirm or reject the lease for the Property in Amherst, New York. If the lease for the Amherst, New York Property is rejected, the Partnership anticipates that rental income from this Property will terminate. However, the general partners do not anticipate that any decrease in rental income due to lost revenues relating to these Properties will have a material effect on the Partnership's financial position or results of operations. The general partners are currently seeking either new tenants or purchasers for these Properties.

         In addition, the decrease in rental and earned income during the nine months ended September 30, 1998 is partially attributable to the fact that in October 1998 the tenant of one Boston Market Property filed for bankruptcy and ceased operations relating to this Property. As a result, during the nine months ended September 30, 1998, the Partnership wrote off approximately $13,200 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). If the lease is eventually rejected, the Partnership anticipates that rental income relating to this Property will terminate until a new tenant is located or until the Property is sold and the proceeds from such a sale are reinvested in an additional Property. However, the general partners do not anticipate that any decrease in rental income due to lost revenues relating to this Property will have a material effect on the Partnership's financial position or results of operations.

         The decrease in rental and earned income for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is also partially due to a decrease of approximately $13,200 for the nine months ended September 30, 1998, due to the fact that the leases relating to the Burger King Properties in Irondequoit, New York, Ashland, Ohio and Henderson, North Carolina were amended to provide for rent reductions from August 1998 through the end of the lease term.

         For the nine months ended September 30, 1998 and 1997, the Partnership also owned and leased eight Properties indirectly through other joint venture arrangements and one Property as tenants-in-common with affiliates of the general partners, and for the nine months ended September 30, 1998, the Partnership owned and leased one additional Property as tenants-in-common with affiliates of the general partners. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $213,432 and $204,167, respectively, attributable to the net income earned by unconsolidated joint ventures, $76,163 and $71,523 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The increase in net income earned by unconsolidated joint ventures during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is primarily attributable to the Partnership investing in a Property in Miami, Florida, in December 1997, with affiliates of the general partners as tenants-in-common.

         Operating expenses, including depreciation and amortization expense, were $375,200 and $296,492 for the nine months ended September 30, 1998 and 1997, respectively, of which $135,903 and $94,956 were incurred for the quarters ended September 30, 1998 and 1997, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is partially the result of an increase in depreciation expense due to the purchase of the Property in Homewood, Alabama, in October 1997 and the fact that during the quarter and nine months ended September 30, 1998, the Partnership reclassified the leases relating to the Properties in Irondequoit, New York, Ashland, Ohio and Henderson, North Carolina from direct financing leases to operating leases due to lease amendments. In addition, the increase in operating expenses is partially due to the fact that the Partnership recorded bad debt expense and real estate tax expense relating to the Properties in Lancaster and Amherst, New York due to the fact that the tenant of these Properties filed for bankruptcy, as described above. Due to the fact that the tenant rejected the lease in Lancaster, New York and if the tenant rejects the lease in Amherst, New York, the Partnership will continue to incur certain expenses, such as real estate taxes, insurance, and maintenance, until a new tenant or buyer for the Properties are located.

         In addition, the increase in operating expenses during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is partially attributable to the fact that during the quarter and nine months ended September 30, 1998, the Partnership recorded approximately $14,000 in real estate tax expense due to the fact that in October 1998 the tenant of the Boston Market Property in Homewood, Alabama filed for bankruptcy, as described above. If the tenant decides to reject the lease, the Partnership will continue to incur certain expenses, such as real estate taxes, insurance and maintenance, until a new tenant or buyer for the Property is located.

         As a result of the sale of the Property in Sacramento, California, and the sale of the parcel of land in Austin, Texas, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $171,159 for financial reporting purposes during the nine months ended September 30, 1998. As a result of the sale of the Property in Fremont, California, the Partnership recognized a gain of $132,238 for financial reporting purposes for the quarter and nine months ended September 30, 1997.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

         The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

         The Partnership does not have any information technology systems. Affiliates of the general partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's properties is the responsibility of the tenants of the properties in accordance with the terms of the Partnership's leases. The general partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the general partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the general partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the general partners and affiliates have requested and are evaluating documentation from the suppliers of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The costs expected to be incurred by the general partners and affiliates to become Year 2000 compliant will be incurred by the general partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

The Partnership has material third party relationships with its tenants, financial institutions and transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Partnership because of the Year 2000 deficiencies, such a failure may have a material impact on the Partnership. Accordingly, the general partners have requested and are evaluating documentation from the Partnership's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the general partners have not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the general partners do not, at this time, know of the potential costs to the Partnership of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The general partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the general partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the general partners and affiliates are still evaluating the status of the systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the general partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. As the general partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the general partners will develop appropriate contingency plans.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

                      Inapplicable.

Item 5.          Other Information.  Inapplicable.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)  Exhibits - None.

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                DATED this 11th day of November, 1998.


                        CNL INCOME FUND X, LTD.

                        By:  CNL REALTY CORPORATION
                             General Partner


                              By:  /s/ James M. Seneff, Jr.
                                   ------------------------------
                                   JAMES M. SENEFF, JR.
                                   Chief Executive Officer
                                   (Principal Executive Officer)


                              By:  /s/ Robert A. Bourne
                                   ------------------------------
                                   ROBERT A. BOURNE
                                   President and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)