Form 10-K405
period 1998-12-31
CNL INCOME FUND X LTD
filed 1999-03-31
CIK 863785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO  SECTION  13  OR  15  (d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


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

       Registrant's telephone number, including area code: (407) 650-1000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes  X    No
                                      -----    ----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 4,000,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,200,000, and were used to acquire 47 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the Partnership sold its Property in Denver, Colorado, and reinvested the majority of the net sales proceeds in a Shoney's in Fort Myers Beach, Florida. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Denver, Colorado, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. During the year ended December 31, 1997, the Partnership sold its Property in Fremont, California, and reinvested the majority of the net sales proceeds in a Boston Market in Homewood, Alabama. In addition, during 1997, the Partnership used approximately $130,400 that had been previously reserved for working capital purposes, to invest in a Chevy's Fresh Mex Property located in Miami, Florida, with affiliates of the General Partners as tenants-in-common. During the year ended December 31, 1998, the Partnership sold its Properties in Sacramento, California and Billings, Montana. During 1998, the Partnership reinvested the proceeds from the Sacramento, California sale in a Property in San Marcos, Texas. As a result of the above transactions, as of December 31, 1998, the Partnership owned 48 Properties, including nine Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common. During January 1999, the Partnership reinvested the net sales proceeds from the sale of its Property in Billings, Montana in a joint venture, Ocean Shores Joint Venture, to purchase and hold one Property. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. See Item 8. Financial Statements and Supplementary Data -- Note 11. Subsequent Events.

         In the event that the Limited Partners vote against the Merger, the Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. Generally, the leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer, provide for initial terms ranging from 14 to 20 years (the average being 18 years) and expire between 2006 and 2016. All leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $26,160 to $198,500. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the second to the sixth lease year), the annual base rent required under the terms of the lease will increase.

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

         In December 1997, the lease relating to the Perkins Property in Ft. Pierce, Florida, was amended to provide for reduced base rents effective May 1997 through December 31, 1998, with rent deferrals totalling $144,633 being payable by the tenant at the time that the Property is leased to another tenant, the date the Property is sold or upon termination of the lease, whichever occurs first. Effective January 1, 1999, the rents reverted back to the amounts due under the original lease agreement.

         During 1998, two tenants, Brambury Associates and Boston Chicken, Inc., filed for bankruptcy and rejected the leases relating to two of their three leases and ceased making rental payments to the Partnership on the rejected leases. The Partnership will not recognize rental and earned income from these Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. The Partnership continued receiving rental payments relating to the lease that was not rejected until the Partnership sold this Property in March 1999. The lost revenues resulting from the two leases that were rejected, as described above, could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner. The General Partners are currently seeking either new tenants or purchasers for the two Properties with rejected leases.

         During 1994, the lease relating to the Property in Fremont, Ohio, was amended to provide for the payment of reduced annual base rent with no scheduled rent increases. However, the lease amendment provided for a lower percentage rent breakpoint, as compared to the original lease agreement, a change that was designed to result in higher percentage rent payments at any time that percentage rent became payable. In accordance with a provision in the amendment, as a result of the tenant assigning the leases to a new tenant during 1998, the rents under the assigned lease reverted back to those that were required under the original lease agreement.

         During 1998, three of the Partnership's leases were amended to provide for rent reductions from August 1998 through the end of the lease term.

         In January 1999, the Partnership invested in Ocean Shores Joint Venture with an affiliate of the General Partners to hold one restaurant property. The lease terms for the Property owned by the joint venture are substantially the same as the Partnership's other leases as described above in the first three paragraphs of this section.

Major Tenants

         During 1998, two lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation and Foodmaker, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to four restaurants and Foodmaker, Inc. was the lessee under leases relating to six restaurants. It is anticipated that based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, five Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Hardee's, Burger King, Shoney's and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income during 1998 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). In 1999, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

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

         Net cash flow from operations of CNL Restaurant Investments III, Allegan Real Estate Joint Venture, Ashland Joint Venture and Williston Real Estate Joint Venture is distributed 50 percent, 88.26%, 10.51% and 40.95%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with their respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture agreements, in January 1996, the Partnership entered into an agreement to hold a Golden Corral Property as tenants-in-common with affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 13 percent interest in this Property.

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

         In January 1999, the Partnership entered into a joint venture arrangement, Ocean Shore Joint Venture, with an affiliate of the General Partners to purchase and hold one Property. The joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership owns a 69.06% in the profits and losses of the joint venture.

Certain Management Services

         CNL Fund Advisors, Inc., an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

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

Item 2.  Properties

         As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 48 Properties, located in 17 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,700 to 200,900 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

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

         Leases  with  Major   Tenants.   The  terms  of  the  leases  with  the
Partnership's major tenants as of December 31, 1998 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2007 and 2011) and the average minimum base rent is approximately $156,700 (ranging from approximately $88,000 to $198,500).

         Foodmaker, Inc. leases six Jack in the Box restaurants. The initial term of each lease is between 18 and 20 years (expiring between 2009 and 2016) and the average minimum base rent is approximately $91,700 (ranging from approximately $68,000 to $110,300).

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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 11, 1999 there were 3,522 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase) may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception, the price for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1998 and 1997 other than pursuant to the Plan, net of commissions.


                                                   1998 (1)                                1997 (1)
                                      -----------------------------------      ----------------------------------
                                       High          Low        Average         High         Low        Average
                                      --------     --------    ----------      --------    --------    ----------
         First Quarter                 $10.00       $ 9.30        $ 9.65        $ 9.50      $ 7.75        $ 9.13
         Second Quarter                  9.50         8.50          9.30          8.70        7.75          8.38
         Third Quarter                   9.50         7.80          9.29          9.50        8.25          8.67
         Fourth Quarter                  9.70         8.25          8.85          9.20        8.65          8.62


(1)      A total of 19,100 and 15,700 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  1998  and  1997,
         respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1998 and 1997, the Partnership declared cash distributions of $3,680,004 and $3,600,003, respectively, to the Limited Partners. During the quarter ended March 31, 1998, the Partnership declared a special distribution to the Limited Partners of $80,000 which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

          Quarter Ended                           1998              1997
          --------------------                 ------------      ------------
          March 31                                $980,001          $900,000
          June 30                                  900,001           900,001
          September 30                             900,001           900,001
          December 31                              900,001           900,001

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

Item 6.  Selected Financial Data

                                           1998           1997            1996           1995            1994
                                       -------------- --------------- -------------- --------------  --------------
Year ended December 31:
     Revenues (1)                        $ 3,169,493    $ 3,813,248     $ 3,871,869    $ 3,875,779     $ 4,020,289
     Net income (2)                        1,878,858      3,531,381       3,461,812      3,552,067       3,672,841
     Cash distributions
         declared (3)                      3,680,004      3,600,003       3,640,003      3,640,003       3,625,017
     Net income per Unit (2)                     .46            .87             .86            .88             .91
     Cash distributions declared
         per Unit (3)                            .92            .90             .91            .91             .91

At December 31:
     Total assets                       $ 34,480,865   $ 36,289,727    $ 36,437,560   $ 36,563,796    $ 36,722,696
     Partners' capital                    33,352,897     35,154,043      35,222,665     35,400,856      35,488,792



(1) Revenues include equity in earnings of unconsolidated joint ventures, minority interest in income of the consolidated joint venture, and adjustments to accrued rental income as a result of certain tenants filing for bankruptcy and rejecting the leases relating to these Properties.

(2) Net income for the years ended December 31, 1998, 1997, and 1995, include $218,960, $132,238, and $67,214, respectively, from gains on sale of land and buildings. Net income for the year ended December 31, 1998, includes $1,001,846 from provision for loss on land, building and net investment in direct financing lease.

(3) Distributions for the years ended December 31, 1998, 1996, and 1995, each include a special distribution to the Limited Partners of $80,000, $40,000, and $40,000, respectively, which represented cumulative excess operating reserves.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 48 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1998, 1997, and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,604,438, $3,596,417, and $3,695,802 for the years ended December 31, 1998, 1997, and 1996, respectively. The increase in cash from operations during 1998, as compared to 1997, is primarily a result of changes in the Partnership's working capital. The decrease in cash from operations during 1997, as compared to 1996, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 1998, 1997, and 1996.

         In January 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Denver, Colorado, and the proceeds from the granting of an easement relating to the Property in Hendersonville, North Carolina, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1998, the Partnership owned a 13 percent interest in this Property.

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

         In December 1997, the Partnership used approximately $130,400 that had been previously reserved for working capital purposes, to invest in a Chevy's Fresh Mex Property located in Miami, Florida, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1998, the Partnership owned a 6.69% interest in this Property.

         In January 1998, the Partnership sold its property in Sacramento, California, to the tenant for $1,250,000 and received net sales proceeds of $1,230,672, resulting in a gain of $163,350 for financial reporting purposes. This property was originally acquired by the Partnership in December 1991 and had a cost of approximately $969,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $261,300 in excess of its original purchase price. In November 1998, the Partnership reinvested the majority of the net sales proceeds it received from the sale of the Property in Sacramento, California in a Jack in the Box Property located in San Marcos, Texas. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In October 1995, the tenant of the Partnership's Property located in Austin, Texas, entered into a sublease agreement for a vacant parcel of land under which the subtenant has the option to purchase such land. The subtenant exercised the purchase option and in accordance with the terms of the sublease agreement, the tenant assigned the purchase contract, together with the purchase contract payment of $69,000 (less closing costs of $1,000 that were incurred in anticipation of the sale) from the subtenant, to the Partnership. In March 1998, the sale for the vacant parcel of land was consummated and the Partnership recorded the net sales proceeds of $68,434 ($68,000 of which had been received as a deposit in 1995), resulting in a gain of $7,810 for financial reporting purposes.

         In October 1998, the Partnership sold its Property in Billings, Montana to the tenant for $362,000 and received net sales proceeds of $360,688, resulting in a gain of $47,800 for financial reporting purposes. This property was originally acquired by the Partnership in April 1992 and had a cost of approximately $302,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $58,700 in excess of its original purchase price. In January 1999, the Partnership reinvested the majority of these proceeds plus remaining net proceeds from other sales of properties in a joint venture, Ocean Shores Joint Venture, with an affiliate of the General Partners, to hold one restaurant property. The Partnership owns a 69.06% interest in the profits and losses of the joint venture. The Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In March 1999, the Partnership sold its Property in Amherst, New York and received net sales proceeds in excess of the carrying value of the Property. The Partnership intends to reinvest the net sales proceeds from the sale of this Property in an additional Property.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1998, the Partnership had $1,835,972 invested in such short-term investments as compared to $1,583,883 at December 31, 1997. The increase in cash is primarily attributable to the Partnership using only a portion of the net sales proceeds from the sale of the Property in Sacramento, California to purchase the Property in San Marcos, Texas, as described above. In January 1999, the Partnership reinvested the remaining net proceeds in Ocean Shores Joint Venture, as described above. The funds remaining at December 31, 1998, after payment of distributions and other liabilities and excluding amounts invested in January 1999 in Ocean Shores Joint Venture, will be used to meet the Partnership's working capital and other needs.

         During 1998, 1997, and 1996, affiliates of the General Partners incurred $125,405, $86,327, and $112,363, respectively, for certain operating expenses. As of December 31, 1998 and 1997, the Partnership owed $29,987 and $4,946, respectively, to affiliates for such amounts and accounting and administrative services. As of March 11, 1999, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $1,033,236 at December 31, 1998, from $1,066,237 at December 31, 1997, primarily as a result of a decrease in rents paid in advance at December 31, 1998. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and during the years ended December 31, 1998 and 1996, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,680,004, $3,600,003, and $3,640,003 for each of the years ended December 31, 1998, 1997, and 1996, respectively. This represents distributions of $0.92, $0.90, $0.91 per Unit for the years ended December 31, 1998, 1997, and 1996, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 1998, 1997, and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 4,243,243 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $41,779,262 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Results of Operations

         During 1996, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 39 wholly owned Properties, and during 1997, the Partnership owned and leased 40 wholly owned Properties (including one Property in Fremont, California, which was sold in September
1997). During 1998, the Partnership owned and leased 40 wholly owned Properties (including two Properties sold in 1998). In addition, during 1998, 1997, and 1996, the Partnership was a co-venturer in two separate joint ventures that each owned and leased one Property and one joint venture which owned and leased six Properties. During 1996, the Partnership also owned and leased one Property with affiliates as tenants-in-common and during 1997 and 1998, the Partnership owned and leased two Properties with affiliates as tenants-in-common. As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements 48 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $26,160 to $198,500. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the second to the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During  the  years  ended  December  31,  1998,  1997,  and  1996,  the
Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, earned $2,710,790, $3,402,320, and $3,481,139, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease during the year ended December 31, 1998, as compared to the year ended December 31, 1997, was partially due to a decrease in rental and earned income of approximately $33,300 due to the fact that the tenant of the Properties in Lancaster and Amherst, New York, filed for bankruptcy and rejected the lease relating to one of the two Properties leased by Brambury Associates. As a result, the tenant ceased making rental payments, on the one rejected lease. The Partnership wrote off approximately $292,600 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to both Properties. The Partnership also increased the allowance for doubtful accounts for past due rental amounts for these Properties in the amount of approximately $82,700 for the year ended December 31, 1998, as compared to the increase in allowance for doubtful accounts of approximately $64,600 for the year ended December 31, 1997 due to the fact that collection of such amounts is questionable. The Partnership continued receiving rental payments relating to the lease that was not rejected until the Partnership sold this Property in March 1999. The lost revenues resulting from the lease that was rejected, as described above, could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner. The General Partners are currently seeking either a new tenant or purchaser for the Property with the rejected lease. The decrease in rental and earned income during 1997, as compared to 1996, is partially attributable to the Partnership increasing its allowance for doubtful accounts by approximately $64,600 during 1997, for rental amounts relating to these Properties located in Lancaster and Amherst, New York. Rental and earned income also decreased by approximately $36,600 during 1997, as compared to 1996, due to the fact that the Partnership sold its Property in Fremont, California in September 1997, as described above in "Liquidity and Capital Resources."

         Additionally, the decrease in rental and earned income during the year ended December 31, 1998, as compared to the year ended December 31, 1997, is partially due to a decrease of approximately $68,800 in rental and earned income due to the fact that the lease relating to the Perkins Property in Ft. Pierce, Florida, was amended to provide for rent reductions from May 1997 through December 31, 1998. Due to the lease amendment and questionable collectibility of future scheduled rent increases from this tenant, the Partnership increased its reserve for accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) by approximately $151,800 during 1998, as compared to approximately $28,800 during 1997. In addition, rental and earned income decreased by approximately $210,100 during the year ended December 31, 1998, as a result of the sale of the Properties in Fremont and Sacramento, California in September 1997 and January 1998 and the sale of the Property in Billings, Montana in October 1998. The decrease in rental and earned income for 1998 was partially offset by the fact that the Partnership recognized rental income of approximately $143,800 and $28,100 during 1998 and 1997, respectively, due to the reinvestment of a portion of the net sales proceeds from the 1997 sale of the Property in Fremont, California, in a Property in Homewood, Alabama in October 1997.

         In addition, rental and earned income decreased by approximately $3,800 due to the fact that in October 1998, Boston Chicken, Inc., the tenant of the Boston Market Property in Homewood, Alabama, filed for bankruptcy and rejected the lease relating to this Property and ceased making payments to the Partnership. In conjunction with the rejected lease, the Partnership wrote off approximately $13,200 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). The Partnership will not recognize rental and earned income from this Property until a new tenant for this Property is located or until the Property is sold and the proceeds from such a sale are reinvested in an additional Property. The lost revenues resulting from the rejection of this lease could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease this Property in a timely manner. The general partners are currently seeking either a new tenant or purchaser for this Property.

         The decrease in rental and earned income for the year ended December 31, 1998, as compared to the year ended December 31, 1997, is also partially due to a decrease of approximately $39,900 for 1998, due to the fact that the leases relating to the Burger King Properties in Irondequoit, New York, Ashland, Ohio and Henderson, North Carolina were amended to provide for rent reductions from August 1998 through the end of the lease term.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $67,511, $51,678, and $45,126, respectively, in contingent rental income. The increase in contingent rental income during 1998, as compared to 1997, is partially attributable to an (i) increase in gross sales relating to certain restaurant properties during 1998 and due to (ii) adjusting estimated contingent rental amounts accrued at December 31, 1997, to actual amounts during the year ended December 31, 1998. The increase in contingent rental income during 1997, as compared to 1996, is primarily attributable to a change in the percentage rent formula in accordance with the terms of the lease agreement for one of the Partnership's leases during 1997.

         For the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $292,013, $278,919, and $278,371, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by unconsolidated joint ventures during 1998, as compared to 1997, is primarily attributable to the Partnership investing in a Property in Miami, Florida, in December 1997, with affiliates of the General Partners as tenants-in-common, as described above in "Liquidity and Capital Resources."

         During the year ended December 31, 1998, two lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation and Foodmaker, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to four restaurants and Foodmaker, Inc. was the lessee under leases relating to six restaurants. It is anticipated that based on the minimum rental payments required by the leases, these two lessees will continue to contribute more than ten percent of the Partnership's total rental income during 1999. In addition, during the year ended December 31, 1998, five Restaurant Chains, Golden Corral, Hardee's, Burger King, Shoney's and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). In 1999, it is anticipated that these five Restaurant Chains will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $507,749, $414,105, and $410,057 for the years ended December 31, 1998,
1997, and 1996, respectively. The increase in operating expenses during the year ended December 31, 1998, as compared to the year ended December 31, 1997, is partially the result of an increase in depreciation expense due to the purchase of the Property in Homewood, Alabama, in October 1997 and the fact that during 1998, the Partnership reclassified the leases relating to the Properties in Irondequoit, New York, Ashland, Ohio, and Henderson, North Carolina from direct financing leases to operating leases due to lease amendments. In addition, the increase in operating expenses is partially due to the fact that the Partnership recorded legal expenses relating to the Properties in Lancaster and Amherst, New York due to the fact that the tenant of these Properties filed for bankruptcy, as described above.

         In addition, the increase in operating expenses for 1998 is due to the fact that the Partnership incurred $23,779 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the Limited Partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         During 1998, two tenants of the Partnership, Brambury Associates and Boston Chicken, Inc. filed for bankruptcy and rejected the leases relating to two of their three leases. The Partnership will incur certain expenses, such as real estate taxes, insurance and maintenance relating to these Properties with rejected leases until replacement tenants or purchasers are located. The Partnership is currently seeking either replacement tenants or purchasers for these Properties with rejected leases.

         As a result of the sale of the Properties in Sacramento, California and Billings, Montana, and the sale of the parcel of land in Austin, Texas, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $218,960 for financial reporting purposes during the year ended December 31, 1998. As a result of the sale of the Property in Fremont, California, as discussed above in "Liquidity and Capital Resources," the Partnership recognized a gain of $132,238 for financial reporting purposes for the year ended December 31, 1997. No Properties were sold during the year ended December 31, 1996.

         During the year ended December 31, 1998, the Partnership recorded a provision for loss on land, building, and impairment in carrying value of net investment in direct financing lease for financial reporting purposes relating to the Properties in Lancaster, New York, Amherst, New York, and Homewood, Alabama. The tenants of these Properties filed for bankruptcy during 1998, and rejected two of the three leases related to these Properties. The allowance represents the difference between the carrying value of the Properties at December 31, 1998, and the estimated net realizable value for these Properties.

         The Partnership's leases as of December 31, 1998, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Year 2000

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

         The Partnership currently does not have any information technology systems. Affiliates of the General Partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases. The General Partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the General Partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the General Partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the General Partners and affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The General Partners and affiliates have not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the General Partners and affiliates to become Year 2000 compliant will be incurred by the General Partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

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

         The General Partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the General Partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the General Partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the General Partners and affiliates are still evaluating the status of the information technology systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the General Partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. If the General Partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the General Partners will develop appropriate contingency plans.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

           Not applicable.


Item 8.    Financial Statements and Supplementary Data

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                     Page
                                                                     ----

Report of Independent Accountants                                     16

Financial Statements:

  Balance Sheets                                                      17

  Statements of Income                                                18

  Statements of Partners' Capital                                     19

  Statements of Cash Flows                                            20

  Notes to Financial Statements                                       22

                        Report of Independent Accountants



To the Partners
CNL Income Fund X, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund X, Ltd. (a Florida limited partnership) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Orlando, Florida
January 30, 1999, except for the second paragraph of Note 11 for which the date is March 11, 1999.


                                               CNL INCOME FUND X, LTD.
                                           (A Florida Limited Partnership)

                                                   BALANCE SHEETS
                                                   --------------

                                                                                           December 31,
                                                                                   1998                     1997
                                                                             -----------------         ----------------

                         ASSETS

Land and buildings on operating leases, less
    accumulated depreciation and allowance
    for loss on land and building                                                 $16,685,182              $15,709,899
Net investment in direct financing leases, less
    allowance for impairment in carrying value                                     10,713,000               13,460,125
Investment in joint ventures                                                        3,421,329                3,505,326
Cash and cash equivalents                                                           1,835,972                1,583,883
Restricted cash                                                                       361,403                   92,236
Receivables, less allowance for doubtful
    accounts of $236,810 and $137,856                                                  81,100                  123,903
Prepaid expenses                                                                        5,229                    5,877
Accrued rental income, less allowance for
    doubtful accounts of $269,421 and                                               1,342,166                1,775,374
    $117,593
Other assets                                                                           35,484                   33,104
                                                                             -----------------         ----------------

                                                                                  $34,480,865              $36,289,727
                                                                             =================         ================

                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                    $   2,403                $   6,033
Accrued and escrowed real estate taxes
    payable                                                                            27,418                   27,784
Distributions payable                                                                 900,001                  900,001
Due to related parties                                                                 29,987                    4,946
Rents paid in advance and deposits                                                    103,414                  132,419
                                                                             -----------------         ----------------
       Total liabilities                                                            1,063,223                1,071,183

Minority interest                                                                      64,745                   64,501

Partners' capital                                                                  33,352,897               35,154,043
                                                                             -----------------         ----------------

                                                                                  $34,480,865              $36,289,727
                                                                             =================         ================

                 See accompanying notes to financial statements.




                                               CNL INCOME FUND X, LTD.
                                           (A Florida Limited Partnership)

                                                STATEMENTS OF INCOME

                                                                              Year Ended December 31,
                                                                    1998                 1997                 1996
                                                               --------------       --------------       -------------

Revenues:
    Rental income from operating leases                          $ 1,886,761          $ 1,896,607         $ 1,921,562
    Adjustments to accrued rental income                            (457,567 )            (28,812 )           (88,781 )
    Earned income from direct financing leases                     1,281,596            1,534,525           1,648,358
    Contingent rental income                                          67,511               51,678              45,126
    Interest and other income                                        108,481               88,853              75,896
                                                               --------------       --------------       -------------
                                                                   2,886,782            3,542,851           3,602,161
                                                               --------------       --------------       -------------
Expenses:
    General operating and administrative                             163,189              153,672             166,049
    Bad debt expense                                                   5,887                   --                  --
    Professional services                                             44,309               26,890              33,692
    Real estate taxes                                                    199                9,703                  --
    State and other taxes                                             10,520                9,372               2,357
    Depreciation and amortization                                    259,866              214,468             207,959
    Transaction costs                                                 23,779                   --                  --
                                                               --------------       --------------       -------------

                                                                     507,749              414,105             410,057
                                                               --------------       --------------       -------------
Income Before Minority Interest in Income of
    Consolidated Joint Venture,  Equity in
    Earnings of Unconsolidated Joint Ventures,
    Gain on Sale of Land and Building  and
    Provision for Loss on Land, Building, and
    Impairment in Carrying Value of Net
    Investment in Direct Financing Lease                           2,379,033            3,128,746           3,192,104

Minority Interest in Income of Consolidated Joint Venture             (9,302 )             (8,522 )            (8,663 )

Equity in Earnings of Unconsolidated Joint Ventures                  292,013              278,919             278,371

Gain on Sale of Land and Building                                    218,960              132,238                  --

Provision for Loss on Land, Building, and Impairment in
    Carrying Value of Net Investment in Direct Financing
    Lease                                                         (1,001,846 )                 --                  --
                                                               --------------       --------------       -------------

Net Income                                                       $ 1,878,858          $ 3,531,381         $ 3,461,812
                                                               ==============       ==============       =============

Allocation of Net Income:
    General partners                                              $   21,016           $   33,991           $  34,618
    Limited partners                                               1,857,842            3,497,390           3,427,194
                                                               --------------       --------------       -------------
                                                                 $ 1,878,858          $ 3,531,381         $ 3,461,812
                                                               ==============       ==============       =============

Net Income Per Limited Partner Unit                                $    0.46            $    0.87           $    0.86
                                                               ==============       ==============       =============

Weighted Average Number of Limited Partner Units
    Outstanding                                                    4,000,000            4,000,000           4,000,000
                                                               ==============       ==============       =============


                 See accompanying notes to financial statements.




                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1998, 1997, and 1996


                                   General Partners                                         Limited Partners
                              --------------------------  -------------------------------------------------------------------------
                                             Accumulated                                Accumulated    Syndication
                               Contributions   Earnings   Contributions  Distributions    Earnings        Costs           Total
                              -------------- -----------  -------------  -------------  ------------   -----------    --------------

Balance, December 31, 1995     $  1,000      $  139,100    $ 40,000,000  $(13,723,133)   $13,773,889  $ (4,790,000 )   $35,400,856

    Distributions to limited
       partners ($0.91 per
       limited partner unit)         --              --              --    (3,640,003)            --            --      (3,640,003 )
    Net income                       --          34,618              --            --      3,427,194            --       3,461,812
                              ---------   -------------  --------------   -----------   ------------   -----------     -------------

Balance, December 31, 1996       1,000          173,718      40,000,000   (17,363,136)    17,201,083    (4,790,000 )    35,222,665

    Distributions to limited
       partners ($0.90 per
       limited partner unit)        --               --              --    (3,600,003)            --            --      (3,600,003 )
    Net income                      --           33,991              --            --      3,497,390            --       3,531,381
                              --------   --------------  --------------   -----------   ------------   -----------     -------------

Balance, December 31, 1997       1,000          207,709      40,000,000   (20,963,139)    20,698,473    (4,790,000 )    35,154,043

    Distributions to limited
       partners ($0.92 per
       limited partner unit)        --               --              --    (3,680,004)            --            --      (3,680,004 )
    Net income                      --           21,016              --            --      1,857,842            --       1,878,858
                              --------   --------------  --------------   ------------  ------------   -----------     -------------

Balance, December 31, 1998    $  1,000      $   228,725    $ 40,000,000   $(24,643,143) $ 22,556,315   $(4,790,000 )   $33,352,897
                              ========   ==============  ==============   ============  ============   ===========     =============



                 See accompanying notes to financial statements.




                                               CNL INCOME FUND X, LTD.
                                           (A Florida Limited Partnership)

                                              STATEMENTS OF CASH FLOWS


                                                                                   Year Ended December 31,
                                                                      1998                 1997                   1996
                                                                 ----------------      ---------------       ---------------

Increase (Decrease) in Cash and Cash
   Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                   $3,382,562          $3,380,391             $ 3,491,064
         Distributions from unconsolidated joint
             ventures                                                    373,004             353,207                 354,648
         Cash paid for expenses                                         (221,284 )          (190,902  )             (211,345)
         Interest received                                                70,156              53,721                  61,435
                                                                 ----------------      ---------------       ---------------
             Net cash provided by operating
                activities                                             3,604,438           3,596,417               3,695,802
                                                                 ----------------      ---------------       ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and building                       1,591,794           1,363,805                      --
         Additions to land and buildings on
             operating leases                                         (1,020,329 )        (1,277,308  )                 (978)
         Investment in direct financing leases                                --                  --                  (1,542)
         Investment in joint venture                                          --            (130,404  )             (108,952)
         Increase in restricted cash                                    (237,758 )           (89,702  )                   --
         Other                                                             3,006                  --                      --
                                                                 ----------------      ---------------       ---------------
             Net cash provided by (used in)
                investing activities                                     336,713            (133,609  )             (111,472)
                                                                 ----------------      ---------------       ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                            (3,680,004 )        (3,640,002  )           (3,640,003)
         Distributions to holder of minority interest                     (9,058 )            (8,406  )               (7,697)
                                                                 ----------------      ---------------       ---------------
                Net cash used in financing activities                 (3,689,062 )        (3,648,408  )           (3,647,700)
                                                                 ----------------      ---------------       ---------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                           252,089            (185,600  )              (63,370)

Cash and Cash Equivalents at Beginning of Year                         1,583,883           1,769,483               1,832,853
                                                                 ----------------      ---------------       ---------------

Cash and Cash Equivalents at End of Year                              $1,835,972          $1,583,883             $ 1,769,483
                                                                 ================      ===============       ===============









                 See accompanying notes to financial statements.




                                               CNL INCOME FUND X, LTD.
                                           (A Florida Limited Partnership)

                                        STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                    1998                 1997               1996
                                                               ---------------      ---------------    ----------------
Reconciliation of Net Income to Net Cash Provided by
   Operating Activities:

      Net income                                                  $ 1,878,858           $3,531,381          $3,461,812
                                                               ---------------      ---------------    ----------------
      Adjustments to  reconcile  net income to net cash  provided  by  operating activities:
             Bad debt expense                                           5,887                   --                  --
             Depreciation                                             259,866              214,468             206,497
             Amortization                                                  --                   --               1,462
             Minority interest in income of consolidated
                joint venture                                           9,302                8,522               8,663
             Equity in earnings of unconsolidated joint
                ventures, net of distributions                         80,991               74,288              75,898
             Gain on sale of land and building                       (218,960 )           (132,238 )                --
             Provision for loss on land, building, and
                impairment in carrying value of net
                investment in direct financing lease                1,001,846                   --                  --
             Decrease (increase) in receivables                         8,312              (71,222 )            46,834
             Decrease (increase) in prepaid expenses                      648                 (374 )            (3,852 )
             Decrease in net investment in direct financing
                leases                                                219,237              211,942             160,007
             Decrease (increase) in accrued rental income             300,791             (201,022 )          (315,029 )
             Increase in other assets                                  (2,380 )                 --                  --
             Increase (decrease) in accounts payable and
                accrued expenses                                       (3,996 )            (14,156 )            14,318
             Increase (decrease) in due to related parties             25,041                3,337              (5,395 )
             Increase (decrease) in rents paid in advance
                and deposits                                           38,995              (28,509 )            44,587
                                                               ---------------      ---------------    ----------------
                   Total adjustments                                1,725,580               65,036             233,990
                                                               ---------------      ---------------    ----------------

Net Cash Provided by Operating Activities                         $ 3,604,438           $3,596,417          $3,695,802
                                                               ===============      ===============    ================

Supplemental Schedule of Non-Cash Financing Activities:

      Distributions declared and unpaid at December 31              $ 900,001            $ 900,001           $ 940,000
                                                               ===============      ===============    ================










                See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997, and 1996


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

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or writes-off the cumulative accrued rental income balance.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs. If an impairment is indicated, the assets are adjusted to their fair value.

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                              1998              1997
                                          ---------------   ---------------

            Land                             $ 9,741,686       $ 9,947,295
            Buildings                          8,588,903         6,875,851
            Construction in process              592,943                --
                                          ---------------   ---------------
                                              18,923,532        16,823,146

            Less accumulated depreciation     (1,329,832 )      (1,113,247 )
                                          ---------------   ---------------
                                              17,593,700        15,709,899
            Less allowance for loss on
                land and building               (908,518 )              --
                                          ---------------   ---------------

                                             $16,685,182       $15,709,899
                                          ===============   ===============

         During 1997, the Partnership sold its property in Fremont, California, to the franchisor, for $1,420,000 and received net sales proceeds of $1,363,805, resulting in a gain of $132,238 for financial reporting purposes. This property was originally acquired by the Partnership in March 1992 and had a cost of approximately $1,116,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $249,700 in excess of its original purchase price. In October 1997, the Partnership reinvested approximately $1,277,300 in a Boston Market property located in Homewood, Alabama.

         In March 1998, a vacant parcel of land relating to the property in Austin, Texas, was sold to a third party who had previously subleased the land from the Partnership's lessee. In connection therewith, the Partnership received net sales proceeds of $68,434 ($68,000 of which had been received and recorded as a deposit in 1995), resulting in a gain of $7,810 for financial reporting purposes.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         During 1998, the Partnership sold two properties for a total of $1,612,000 and received net sales proceeds totalling $1,591,360, resulting in a total gain of $211,150 for financial reporting purposes. These properties were originally acquired by the Partnership in 1991 and 1992 and had total costs of approximately $1,271,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the properties for approximately $320,000 in excess of their original purchase prices. In November 1998, the Partnership reinvested the majority of the net sales proceeds from the sale of its property in Sacramento, California in a Jack in the Box property in San Marcos, Texas.

         During the year ended December 31, 1998, the Partnership recorded a provision for loss on land and building totalling $908,518 for financial reporting purposes relating to the Properties in Lancaster, New York, Amherst, New York and Homewood, Alabama, respectively. The tenants of these Properties filed for bankruptcy during 1998, and rejected the leases related to two of these Properties. The allowance represents the difference between the carrying value of the Properties at December 31, 1998 and the estimated net realizable value for these Properties.

         Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the year ended December 31, 1998, the Partnership recognized a loss of $300,791 (net of $151,828 in reserves and $305,739 in write-offs) and for the years ended December 31, 1997 and 1996, the Partnership recognized income of $201,022 and $315,029, respectively, (net of reserves of $28,812 and $88,781, respectively).

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

                1999                                               $1,725,916
                2000                                                1,737,475
                2001                                                1,781,312
                2002                                                1,896,469
                2003                                                1,908,568
                Thereafter                                         13,254,521
                                                             -----------------

                                                                  $22,304,261
                                                             =================

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales. These amounts do not include minimum lease payments that will become due when the property under development is completed.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                     1998            1997
                                                --------------  --------------

            Minimum lease payments
                receivable                       $ 18,740,085    $ 25,273,063
            Estimated residual values               3,553,036       4,225,008
            Less unearned income                  (11,486,793 )   (16,037,946 )
                                                --------------  --------------
                                                   10,806,328      13,460,125
            Less allowance for impairment in
                carrying value                        (93,328 )            --
                                                --------------  --------------
            Net investment in direct financing
                leases                           $ 10,713,000    $ 13,460,125
                                                ==============  ==============

         During 1997, the Partnership sold its property in Fremont, California, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payment receivable and estimated residual value) and unearned income relating to this property were removed from the accounts and the gain from the sale relating to the land portion of the property was reflected in income (Note 3).

         During 1998, the Partnership sold a property, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts and the gain from the sale of the property was reflected in income (see Note 3).

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


4.       Net Investment in Direct Financing Leases - Continued:

         During 1998, three of the Partnership's leases were amended and one of the Partnership's leases that was classified as a direct financing lease was rejected in connection with the tenant filing for bankruptcy. As a result, the Partnership reclassified the two of the three amended leases and the rejected lease from direct financing leases to operating leases. In accordance with the Statement of Financial Accounting Standards #13, "Accounting for Leases," the Partnership recorded the reclassified leases at the lower of original costs, present fair value, or present carrying amount. No losses on the termination of direct financing leases were recorded for financial reporting purposes.

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 1998:

                1999                                        $1,389,897
                2000                                         1,391,381
                2001                                         1,398,824
                2002                                         1,429,020
                2003                                         1,440,530
                Thereafter                                  11,690,433
                                                      -----------------

                                                           $18,740,085
                                                      =================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:

         The Partnership has a 50 percent, a 10.51%, a 40.95%, and a 13% interest in the profits and losses of CNL Restaurant Investments III, Ashland Joint Venture, Williston Real Estate Joint Venture and a property in Clinton, North Carolina, held as tenants-in-common with affiliates of the general partners. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Ventures - Continued:

         In December 1997, the Partnership acquired and leased a property in Miami, Florida, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1998, the Partnership owned a 6.69% interest in this property.

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

                                                    1998          1997
                                               --------------- -------------
           Land and buildings on operating
               leases, less accumulated
               depreciation                       $ 9,340,944   $ 9,573,341
           Net investment in direct financing
               lease                                  657,426       661,991
           Cash                                         2,935         8,197
           Receivables                                  7,597        26,766
           Prepaid expenses                            24,337        22,852
           Accrued rental income                       19,880            --
           Liabilities                                  3,119         7,415
           Partners' capital                       10,050,000    10,285,732
           Revenues                                 1,115,856       930,470
           Net income                                 843,914       695,878

         The Partnership recognized income totalling $292,013, $278,919, and $278,371 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


6.       Restricted Cash:

         As of December 31, 1997, net sales proceeds of $89,702 from the sale of the property in Fremont, California, plus accrued interest of $2,534, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property. The funds were released by the escrow agent in 1998 and were used to acquire an additional property. (See Note 3).

         As of December 31, 1998, the net sales proceeds of $359,990 from the sale of a property, plus accrued interest of $1,413 were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property.

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

         Generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


7.       Allocations and Distributions - Continued:

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: i) first to pay and discharge all of the Partnership's liabilities to creditors, ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership declared distributions to the limited partners of $3,680,004, $3,600,003, and $3,640,003, respectively. No distributions have been made to the general partners to date.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996

8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                                                   1998              1997             1996
                                                                ------------      -----------      ------------

              Net income for financial reporting purposes        $1,878,858       $3,531,381        $3,461,812

              Depreciation for tax reporting purposes in
                  excess of depreciation for financial
                  reporting purposes                               (228,986 )       (289,098 )        (298,518 )

              Direct    financing   leases   recorded   as
              operating                                             219,237          211,942           160,007
                  leases for tax reporting purposes

              Equity in  earnings  of  unconsolidated
                  joint ventures for tax reporting purposes
                  in  excess  of  equity  in  earnings  of
                  unconsolidated joint ventures for
                  financial reporting purposes                       12,612           15,294            10,839

              Gain on sale of land and building for
                  financial  reporting  purposes less than
                  (in excess of) gain for tax reporting purposes     65,474          (42,996 )              --

              Allowance for loss on land and building             1,001,846               --                --

              Allowance for doubtful accounts                        98,954          133,428                --

              Accrued rental income                                 300,791         (201,022 )        (315,029 )

              Rents paid in advance                                  38,995          (22,593 )          45,447

              Minority interest in timing differences of
                  consolidated joint venture                            413            1,461             2,184

              Capitalization of transaction costs for
                  tax reporting purposes                             23,779               --                --

              Other                                                      --               --            (7,738 )
                                                                ------------      -----------      ------------

              Net income for federal income tax purposes         $3,411,973       $3,337,797        $3,059,004
                                                                ============      ===========      ============

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the majority stockholder of CNL Fund Advisors, Inc. The other individual general partner, Robert
         A. Bourne, serves as treasurer, director and vice chairman of the board of CNL Fund Advisors. During the years ended December 31, 1998, 1997, and 1996, CNL Fund Advisors, Inc. (hereinafter referred to as the "Affiliate") performed certain services for the Partnership, as described below.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliate an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1998, 1997, and 1996.

         The Affiliate is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. In addition, the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Related Party Transactions - Continued:

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $105,445, $87,967, and $94,496 for the years ended December 31, 1998, 1997, and 1996, respectively, for such services.

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

         The due to related parties at December 31, 1998 and 1997, totalled $29,987 and $4,946, respectively.

10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates), for each of the years ended December 31:

                                              1998        1997         1996
                                         ------------  ----------- -----------

            Golden Corral Corporation       $578,430     $548,399    $568,164
            Foodmaker, Inc.                  436,577      646,477     684,277
            Flagstar Enterprises, Inc.
                (and Denny's Inc. during
                the years ended
                December 31, 1997 and
                1996)                            N/A      602,913     668,919

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                            1998        1997          1996
                                          ----------- ------------  -----------

              Burger King                   $758,178     $777,378     $714,792
              Golden Corral Family
                  Steakhouse Restaurants     578,430      548,399      568,164
              Shoney's                       440,333      441,052      439,330
              Jack in the Box                436,577      646,477      684,277
              Hardees                        400,716      403,882      468,037
              Perkins                            N/A          N/A      393,046

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant and the chains did not represent more than ten percent of the Partnership's total rental and earned income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

11.      Subsequent Events:

         In January 1999, the Partnership used the net proceeds from the sales of properties during 1998 and 1997 to enter into a joint venture arrangement, Ocean Shores Joint Venture, with an affiliate of the general partners, to hold one restaurant property. The Partnership contributed approximately $802,400 to acquire the restaurant property. The Partnership owns a 69.06% interest in the profits and losses of the joint venture. The Partnership will account for its investment in this joint venture under the equity method since the Partnership will share control with an affiliate.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


11.      Subsequent Events - Continued:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 4,243,243 shares of its common stock, par value $0.01 per shares (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $41,779,262 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

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

         James M. Seneff, Jr., age 52, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, a director and Chief Executive Officer since its formation in 1980. Mr. Seneff has been Chairman of the Board of Directors, director, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979. Mr. Seneff also has held the position of Chairman of the Board of Directors, Chief Executive Officer, President and director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer, Chairman of the Board and a director of CNL Investment Company, has served as Chief Executive Officer, a director and Chairman of the Board of Directors of Commercial Net Lease Realty, Inc., a publicly-traded REIT, listed on the NYSE, since 1992, served as Chief Executive Officer, a director and Chairman of the Board of Directors of CNL Realty Advisors, Inc. from its inception in May 1992 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc., and has held the position of Chief Executive Officer, Chairman of the Board and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in December 1990. Mr. Seneff has served as Chairman of the Board of Directors of CNL American Properties Fund, Inc. since December 1994 and as a director and Chief Executive Officer since May 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Fund Advisors, Inc. since March 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Seneff has also served as Chairman of the Board, Chief Executive Officer and a director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which advises the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more then $60 billion of retirement funds. Mr. Seneff has served as a member of the board of directors of First Union National Bank of Florida since May 1998 and has served as a member of the Orlando Advisory Board of First Union National Bank of Florida since March 1994. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 51, is President and Treasurer of CNL Group, Inc., President, Treasurer, a director, and a registered principal of CNL
Securities Corp., President, Treasurer, and a director of CNL Investment Company, and Chief Investment Officer, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisor, Inc. from the date of its inception through July 1997. Mr. Bourne served as President of Commercial Net Lease Realty, Inc. from July 1992 through February 1996, served as Secretary and Treasurer from February 1996 through December 1997, and has served as a director since July 1992 and as Vice Chairman of the Board of Directors since February 1996. In addition, Mr. Bourne served as President of CNL Realty Advisors, Inc. from May 1992 through February 1996, served as Treasurer from February 1996 through December 1997, served as a director from May 1992 through December 31, 1997 and served as Vice Chairman from February 1996 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc. Mr. Bourne has served as a Vice Chairman of the Board of Directors and Treasurer of CNL American Properties Fund, Inc. since February 1999, has served as a director since May 1994 and previously served as President from May 1994 through February 1999. Mr. Bourne has served as a director of CNL Fund Advisors, Inc. since March 1994, has served as Treasurer and Vice Chairman of the Board of Directors since September 1997, and previously served as President from March 1994 through September 1997. Mr. Bourne has served as President and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Bourne has served as President and director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner. Mr. Bourne formerly was a certified public accountant with Coopers & Lybrand and a partner in the firm of Bourne & Rose, P.A. Mr. Bourne received a B.A. in Accounting, with honors, from Florida State University in 1970.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a majority owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

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

         Curtis B. McWilliams, age 43, joined CNL Group, Inc. in April 1997 and currently serves as an Executive Vice President. In addition, Mr. McWilliams has served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Group, Inc. since April 1997. Mr. McWilliams has served as President of CNL American Properties Fund, Inc. since February 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since January 1996, as Chief Operating Officer since March 1995, and previously served as Senior Vice President since December 1994. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996, Chief Operating Officer since April 1995, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 50, a certified public accountant, has served as Secretary of CNL American Properties Fund, Inc. since December 1994 and served as Treasurer from December 1994 through February 1999. Ms. Rose has served as a director and Secretary of CNL Fund Advisors, Inc. since March 1994, and as Treasurer from the date of its inception through June 30, 1997. Ms. Rose has served as Secretary of CNL Group, Inc. since 1987, as Chief Financial Officer of CNL Group, Inc. since December 1993, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, as Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc. and CNL Health Care Properties, Inc. and as Secretary, Treasurer and a director of CNL Hospitality Advisors, Inc. and CNL Health Care Advisors, Inc. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida.

         Jeanne A. Wall, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since December 1994. Ms. Wall has served as Executive Vice President of CNL Fund Advisors, Inc. since November 1994, and previously served as Vice President from March 1994 through November 1994. Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. Ms. Wall joined CNL Securities Corp. in 1984. In 1985, Ms. Wall became Vice President of CNL Securities Corp. In 1987, she became Senior Vice President and in July 1997 she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers and corporate communications for CNL Group, Inc. and its affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., and served as Vice President of Commercial Net Lease Realty, Inc. from 1992 through December 31, 1997. In addition, Ms. Wall serves as Executive Vice President of CNL Hospitality Properties, Inc., CNL Hospitality Advisors, Inc., CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 35, a certified public accountant, has served as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 11, 1999, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 11, 1999, the beneficial ownership interests of the General Partners in the Registrant.


           Title of Class         Name of Partner            Percent of Class
           --------------         ---------------            ----------------

  General Partnership Interests   James M. Seneff, Jr.              45%
                                  Robert A. Bourne                  45%
                                  CNL Realty Corporation            10%
                                                                   100%

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. On March 11, 1999, the Registrant entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF") pursuant to which the Registrant would be merged with and into a subsidiary of APF (the "Merger"). For further discussion, see
Item 8. Financial Statements and Supplementary Data -- Note 11.
Subsequent Events.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1998, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.


                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
            -------------                            ---------------------                   -----------------------

Reimbursement     to    affiliates    for     Operating  expenses  are  reimbursed        Operating                expenses
operating expenses                            at the  lower of cost or 90  percent     incurred    on    behalf    of   the
                                              of  the  prevailing  rate  at  which     Partnership:        $125,405
                                              comparable  services could have been
                                              obtained  in  the  same   geographic        Accounting   and   administrative
                                              area.   Affiliates  of  the  General     services:  $105,445
                                              Partners  from  time to  time  incur
                                              certain   operating    expenses   on
                                              behalf of the  Partnership for which
                                              the   Partnership   reimburses   the
                                              affiliates without interest.

Annual,  subordinated  management fee to     One  percent  of the  sum  of  gross        $ - 0 -
affiliates                                    operating  revenues from  Properties
                                              wholly  owned  by the  Partnership
                                              plus the  Partnership's  allocable
                                              share of gross  revenues  of joint
                                              ventures in which the  Partnership
                                              is a co-venturer,  subordinated to
                                              certain  minimum  returns  to  the
                                              Limited  Partners.  The management
                                              fee  will not  exceed  competitive
                                              fees for comparable services.  Due
                                              to the fact  that  these  fees are
                                              non-cumulative,   if  the  Limited
                                              Partners  have not received  their
                                              10%   Preferred   Return   in  any
                                              particular   year,  no  management
                                              fees  will be due or  payable  for
                                              such year.






                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998

Deferred,    subordinated   real   estate     A   deferred,    subordinated   real        $ - 0 -
disposition fee payable to affiliates         estate   disposition   fee,  payable
                                              upon   sale   of   one   or   more
                                              Properties,  in an amount equal to
                                              the  lesser of (i)  one-half  of a
                                              competitive       real      estate
                                              commission,  or (ii) three percent
                                              of  the   sales   price   of  such
                                              Property or Properties. Payment of
                                              such  fee  shall  be made  only if
                                              affiliates of the General Partners
                                              provide  a  substantial  amount of
                                              services  in  connection  with the
                                              sale of a Property  or  Properties
                                              and  shall  be   subordinated   to
                                              certain  minimum  returns  to  the
                                              Limited Partners.  However, if the
                                              net sales  proceeds are reinvested
                                              in a replacement Property, no such
                                              real estate  disposition  fee will
                                              be incurred until such replacement
                                              Property is sold and the net sales
                                              proceeds are distributed.

General        Partners'        deferred,     A   deferred,   subordinated   share        $ - 0 -
sub-ordinated  share of  Partnership  net     equal to one percent of  Partnership
cash flow                                     distributions   of  net  cash  flow,
                                              subordinated   to  certain   minimum
                                              returns to the Limited Partners.

General        Partners'        deferred,     A   deferred,   subordinated   share        $ - 0 -
sub-ordinated  share of  Partnership  net     equal    to    five    percent    of
sales  proceeds  from a sale or sales not     Partnership  distributions  of  such
in liquidation of the Partnership             net sales proceeds,  subordinated to
                                              certain   minimum   returns  to  the
                                              Limited Partners.






                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998

General  Partners'  share of  Partnership     Distributions  of net sales proceeds        $ - 0 -
net sales  proceeds  from a sale or sales     from   a   sale    or    sales    of
in liquidation of the Partnership             substantially     all     of     the
                                              Partnership's   assets   will   be
                                              distributed in the following order
                                              or priority: (i) first, to pay all
                                              debts  and   liabilities   of  the
                                              Partnership   and   to   establish
                                              reserves; (ii) second, to Partners
                                              with  positive   capital   account
                                              balances,   determined  after  the
                                              allocation  of  net  income,   net
                                              loss, gain and loss, in proportion
                                              to such  balances,  up to  amounts
                                              sufficient to reduce such balances
                                              to zero; and (iii) thereafter, 95%
                                              to the Limited  Partners and 5% to
                                              the General Partners.



         As discussed above in Item 8. Financial Statements and Supplementary Data - Note 11. Subsequent Events, the Registrant has entered into an Agreement and Plan of Merger, dated March 11, 1999, with APF pursuant to which the Registrant would be merged with and into a subsidiary of APF in exchange for the issuance of APF Shares. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger. If the Merger is approved by Limited Partners holding units greater than 50% of the outstanding units of the Registrant, the General Partners of the Registrant would receive certain benefits, including:

         o With respect to their ownership in the Registrant, the General Partners will be issued approximately 38,555 shares of APF common stock, par value $0.01 per share.

         o        Following  the  Merger,  James M.  Seneff,  Jr.  and Robert A.
                  Bourne, the individual General Partners, will continue to serve as directors of APF, with Mr. Seneff serving as Chairman and Mr. Bourne serving as Vice Chairman. As APF directors, they may also be entitled to receive stock options under any stock option plan adopted by APF.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1998 and 1997

                  Statements of Income for the years ended December 31, 1998, 1997, and 1996

                  Statements of Partners' Capital for the years ended December 31, 1998, 1997, and 1996

                  Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

                  Notes to Financial Statements

         2.  Financial Statement Schedule

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997, and 1996

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

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

                  10.1 Management Agreement between CNL Income Fund X, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 17, 1998, and incorporated herein by reference.)

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

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 1998 through December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1999.

                                            CNL INCOME FUND X, LTD.

                                            By:      CNL REALTY CORPORATION
                                                     General Partner

                                                     /s/ Robert A. Bourne
                                                     ROBERT A. BOURNE, President


                                            By:      ROBERT A. BOURNE
                                                     General Partner

                                                     /s/ Robert A. Bourne
                                                     ROBERT A. BOURNE


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



              Signature                      Title                                   Date
              ---------                      -----                                   ----
/s/ Robert A. Bourne         President,   Treasurer  and  Director              March  27, 1999
Robert A. Bourne             (Principal        Financial       and
                             Accounting  Officer)

/s/ James M. Seneff, Jr.     Chief Executive  Officer and Director              March  27, 1999
James M. Seneff, Jr.         (Principal Executive Officer)









                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1997, and 1996


                                                               Additions                          Deductions
                                                     -------------------------------     -----------------------------
                                                                                                           Collected
                                                                                                           or Deter-
                                    Balance at       Charged to       Charged to          Deemed           mined to        Balance
                                     Beginning        Costs and          Other           Uncollec-          be Col-        at End
    Year         Description          of Year         Expenses         Accounts            tible           lectible        of Year
   --------    -----------------   --------------   --------------   ---------------    -------------     ------------   -----------

    1996       Allowance for
                   doubtful
                   accounts (a)        $  12,167         $    --         $  91,857  (b)   $  10,368  (c)      $   447       $ 93,209
                                   ==============   ==============   ===============    =============     ============   ===========

   1997        Allowance for
                   doubtful
                   accounts (a)        $  93,209         $    --        $  192,212  (b)    $  5,083  (c)     $ 24,889       $255,449
                                   ==============   ==============   ===============    =============     ============   ===========

   1998        Allowance for
                   doubtful
                   accounts (a)       $  255,449         $    --        $  290,844  (b)   $  38,726  (c)     $  1,335       $506,232
                                   ==============   ==============   ===============    =============     ============   ===========


         (a) Deducted from receivables and accrued rental income on the balance sheet.

         (b)  Reduction of rental, earned and other income.

         (c)  Amounts written off as uncollectible.




                                                                  CNL INCOME FUND II, LTD.
                                                              (A Florida Limited Partnership)

                                                  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     December 31, 1998

                                                                                            Costs Capitalized
                                                                                              Subsequent to
                                                                  Initial Cost                 Acquisition
                                                          --------------------------      -------------------
                                           Encum-                      Buildings and      Improve-   Carrying
                                          brances              Land    Improvements         ments     Costs
                                        -----------         ---------- -------------      ---------  -------
Properties the Partnership
  has Invested in:

    Burger King Restaurant:
      San Antonio, Texas                     -               $373,095     $384,458             -        -

    Checkers Drive-In Restaurants:
      Fayetteville, Georgia                  -                338,735            -             -        -
      Atlanta, Georgia                       -                317,128            -             -        -

    Denny's Restaurants:
      Casper, Wyoming                        -                184,285      415,181             -        -
      Rock Springs, Wyoming                  -                217,448      488,991             -        -

    Golden Corral Family
     Steakhouse Restaurants:
      Tomball, Texas                         -                311,019      529,759        22,330        -
      Pineville, Louisiana (e)               -                187,961      503,435             -        -
      Hueytown, Alabama                      -                258,084      513,853             -        -
      Nederland, Texas                       -                327,473      520,701             -        -
      Columbia, Missouri                     -                384,911      163,164             -        -

    Jack in the Box Restaurant:
      Lubbock, Texas                         -                229,198      408,702             -        -

    KFC Restaurants:
      Jacksonville, Florida                  -                198,735      266,200             -        -
      Eagan, Minnesota                       -                202,084      370,247        31,976        -
      Bay City, Texas                        -                162,783            -       305,154        -

    Lonestar Steakhouse &
     Saloon Restaurant:
      Sterling Heights, Michigan (f)         -                430,281            -       648,736        -

    Pizza Hut Restaurants:
      Clayton, New Mexico                    -                 54,093      200,141             -        -
      Santa Rosa, New Mexico                 -                 75,963      168,204             -        -
      Childress, Texas                       -                 71,512      145,191             -        -
      Coleman, Texas                         -                 70,208      141,004             -        -

    Ponderosa Steakhouse Restaurant:
      Scottsburg, Indiana                    -                208,781            -       518,884        -

    Popeyes Famous Fried
     Chicken Restaurants:
      Altamonte Springs, Florida             -                197,959      255,965             -        -
      Ocala, Florida                         -                184,512      274,991             -        -
      Sanford, Florida                       -                237,243      359,865             -        -
      Apopka, Florida                        -                155,041            -       417,209        -

    Wendy's Old Fashioned
     Hamburger Restaurants:
      Gainesville, Texas                     -                166,302      449,914             -        -
      Vail, Colorado                         -                782,609            -       550,346        -

    Other:
      Oxford, Alabama (g)                    -                152,567      355,990             -        -
      Littleton, Colorado (h)                -                 42,873      310,832             -        -
      Lombard, Illinois (i)                  -                 85,517       96,207        40,633        -
                                                         ------------  -----------  ------------  -------

                                                           $6,608,400   $7,322,995    $2,535,268        -
                                                         ============  ===========  ============  =======

Property of Joint Venture in Which
  the Partnership has a 50% Interest and
  has Invested in Under an Operating Lease:

    Pizza Hut Restaurant:
      Orlando, Florida                       -               $330,568     $220,588             -        -
                                                         ============  ===========  ============  =======

Property of Joint Venture in Which the
  Partnership  has a 49% Interest and has
  Invested in Under an Operating Lease:

    Denny's Restaurant:
      Holland, Michigan                      -               $295,987            -      $780,451        -
                                                         ============  ===========  ============  =======

Property of Joint Venture in Which the
  Partnership  has a 64% Interest and has
  Invested in Under an Operating Lease:

    Darryl's Restaurant:
      Greensboro, North Carolina             -               $261,013            -             -        -
                                                         ============  ===========  ============  =======

Property in Which the Partnership
  has a 33.87% Interest as Tenants-
  In-Common and has Invested
  in Under an Operating Lease

    Arby's Restaurant:
      Arvada, Colorado (m)                   -               $260,439     $545,126             -        -
                                                         ============  ===========  ============  =======

Property in Which the Partnership has
  a 57.9129% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

    Boston Market Restaurant:
      Mesa, Arizona (l)                      -               $440,843     $650,622             -        -
                                                         ============  ===========  ============  =======

Property in Which the Partnership has a 47%
  Interest as Tenants- In Common and
  has Invested in Under an Operating Lease:

    Golden Corral Restaurant:
      Smithfield, North Carolina             -               $264,272   $1,155,018             -        -
                                                         ============  ===========  ============  =======

Property in Which the Partnership has a
  37.01%  Interest as Tenants-in-Common
  and has Invested in Under an Operating Lease:

    Chevy's Fresh Mex Restaurant:
      Vancouver, Washington                  -               $875,659   $1,389,366             -        -
                                                         ============  ===========  ============  =======

Property of in Which the Partnership has a 13.38% Interest as Tenants- In-Common and has Invested in Under an Operating Lease:

    IHOP Restaurant
      Memphis, Tennessee                     -               $678,890     $825,076             -        -
                                                         ============  ===========  ============  =======

Property of Joint Venture in
  Which the Parnership has a
  64% Interest has Invested in
  Under a Direct Financing Lease:

    Darryl's Restaurant:
      Greensboro, North Carolina             -                     -      $521,400            -         -
                                                         ============  ===========  ============  =======

Property in Which the Partnership has a
  39.39% Interest as Tenants- In-Common and has Invested in Under a Direct Financing Lease:

    IHOP Restaurant
      Overland Park, Kansas                  -               $335,374   $1,273,134             -        -
                                                         ============  ===========  ============  =======






          Gross Amount at Which                                              Life on Which
         Carried at Close of Period (c)                                     Depreciation in
  -------------------------------------                 Date                 Latest Income
               Buildings and             Accumulated   of Con-     Date       Statement is
    Land       Improvements     Total    Depreciation struction  Acquired      Computed
  ---------  ------------   -----------  -----------  ---------  --------     ------------




  $373,095      $384,458      $757,553     $147,376    1987        07/87           (b)


   338,735             -       338,735           (d)    -          12/94           (d)
   317,128             -       317,128           (d)    -          12/94           (d)


   184,285       415,181       599,466      156,846    1983        09/87           (b)
   217,448       488,991       706,439      184,730    1983        09/87           (b)



   311,019       552,089       863,108      213,488    1987        05/87           (b)
   187,961       503,435       691,396      194,382    1987        06/87           (b)
   258,084       513,853       771,937      198,405    1987        06/87           (b)
   327,473       520,701       848,174      198,156    1987        08/87           (b)
   384,911       163,164       548,075       60,734    1987        11/87           (b)


   229,198       408,702       637,900       74,014    1993        07/93           (b)


   198,735       266,200       464,935      100,564    1983        09/87           (b)
   202,084       402,223       604,307      150,834    1987        10/87           (b)
   162,783       305,154       467,937      112,737    1987        12/87           (b)



   430,281       648,736     1,079,017      234,266    1988        08/87           (b)


    54,093       200,141       254,234       76,165    1986        08/87           (b)
    75,963       168,204       244,167       64,011    1986        08/87           (b)
    71,512       145,191       216,703       55,253    1974        08/87           (b)
    70,208       141,004       211,212       52,093    1977        12/87           (b)


   208,781       518,884       727,665      187,375    1988        10/87           (b)



   197,959       255,965       453,924      101,675    1987        02/87           (b)
   184,512       274,991       459,503      109,233    1987        02/87           (b)
   237,243       359,865       597,108      138,948    1987        06/87           (b)
   155,041       417,209       572,250      152,398    1988        09/87           (b)



   166,302       449,914       616,216      172,467    1986        07/87           (b)
   782,609       550,346     1,332,955      209,437    1987        08/87           (b)


   152,567       355,990       508,557      129,040    1987        02/88           (b)
    42,873       310,832       353,705      116,562    1973        10/87           (b)
    85,517       136,840       222,357       40,170    1973        10/87           (b)
----------  ------------  ------------  -----------

$6,608,400    $9,858,263   $16,466,663   $3,631,359
==========  ============  ============  ===========






  $330,568      $220,588      $551,156      $82,415    1987        10/87           (b)
==========  ============  ============  ===========






  $295,987      $780,451    $1,076,438     $264,486    1988        10/87           (b)
==========  ============  ============  ===========






  $261,013            (k)     $261,013            -    1987        07/87           (j)
==========                ============  ===========







  $260,439      $545,126      $805,565      $77,712    1994        09/94           (b)
==========  ============  ============  ===========






  $440,843      $650,622    $1,091,465      $25,836    1997        10/97           (b)
==========  ============  ============  ===========






  $264,272    $1,155,018    $1,419,290      $39,450    1996        12/97           (b)
==========  ============  ============  ===========






  $875,659    $1,389,366    $2,265,025      $46,437    1994        12/97           (b)
==========  ============  ============  ===========






  $678,890      $825,076    $1,503,966      $26,642    1997        01/98           (b)
==========  ============  ============  ===========







        (k)           (k)          (j)   1974    06/97              (j)
==========






         -            (k)           (k)          (j)   1997        01/98           (j)
==========










                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998


(a) Transactions in real estate and accumulated depreciation during 1998, 1997 and 1996, are summarized as follows:


                                                                                       Accumulated
                                                                        Cost          Depreciation
                                                                  -----------------   ---------------
              Properties the Partnership has Invested
                  in Under Operating Leases:

                      Balance, December 31, 1995                     $  15,555,248      $   692,282
                      Reclassified to operating lease                      567,923               --
                      Depreciation expense                                      --          206,497
                                                                  -----------------   ---------------

                      Balance, December 31, 1996                        16,123,171          898,779
                      Acquisitions                                       1,277,307               --
                      Dispositions                                        (577,332 )             --
                      Depreciation expense                                      --          214,468
                                                                  -----------------   ---------------

                      Balance, December 31, 1997                        16,823,146        1,113,247
                      Acquisitions                                       1,020,329               --
                      Dispositions                                        (833,323 )        (43,281  )
                      Reclass to operating lease                         1,913,380               --
                      Depreciation expense (m)(n)(o)                            --          259,866
                                                                  -----------------   ---------------

                      Balance, December 31, 1998                     $  18,923,532     $  1,329,832
                                                                  =================   ===============

              Properties of Joint  Venture  in Which
                  the Partnership has a 50% Interest
                  and has Invested in Under Operating
                  Leases:

                      Balance, December 31, 1995                      $  6,565,262      $   541,467
                      Depreciation expense                                      --          144,050
                                                                  -----------------   ---------------

                      Balance, December 31, 1996                         6,565,262          685,517
                      Depreciation expense                                      --          144,047
                                                                  -----------------   ---------------

                      Balance, December 31, 1997                         6,565,262          829,564
                      Depreciation expense                                      --          144,050
                                                                  -----------------   ---------------

                      Balance, December 31, 1998                      $  6,565,262      $   973,614
                                                                  =================   ===============





                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1998


                                                                                         Accumulated
                                                                       Cost             Depreciation
                                                                  ---------------       --------------
              Property of Joint Venture in Which  the
                 Partnership has a 10.51% Interest and
                 has Invested in Under Operating
                 Leases:

                      Balance, December 31, 1995                     $ 1,290,582           $  108,088
                      Depreciation expense                                    --               33,237
                                                                  ---------------       --------------

                      Balance, December 31, 1996                       1,290,582              141,325
                      Depreciation expense                                    --               33,147
                                                                  ---------------       --------------

                      Balance, December 31, 1997                       1,290,582              174,472
                      Depreciation expense                                    --               33,327
                                                                  ---------------       --------------

                      Balance, December 31, 1998                     $ 1,290,582           $  207,799
                                                                  ===============       ==============

              Property  in  Which  the  Partnership has
                 a 13% Interest as Tenants-in-Common
                 and has Invested in Under an Operating
                 Lease:

                      Balance, December 31, 1995                         $    --              $    --
                      Acquisition                                        814,970                   --
                      Depreciation expense                                    --               21,168
                                                                  ---------------       --------------

                      Balance, December 31, 1996                         814,970               21,168
                      Depreciation expense                                    --               22,553
                                                                  ---------------       --------------

                      Balance, December 31, 1997                         814,970               43,721
                      Depreciation expense                                    --               22,553
                                                                  ---------------       --------------

                      Balance, December 31, 1998                      $  814,970            $  66,274
                                                                  ===============       ==============





                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1998


                                                                                         Accumulated
                                                                       Cost             Depreciation
                                                                  ---------------       --------------
              Property in Which the Partnership has a
                 6.69% Interest as Tenants-in-Common
                 and has Invested in Under an Operating
                 Lease:

                      Balance, December 31, 1996                          $    --             $    --
                      Acquisition                                       1,950,373                  --
                      Depreciation expense                                     --                  89
                                                                  ---------------       --------------

                      Balance, December 31, 1997                        1,950,373                  89
                      Depreciation expense                                     --              32,467
                                                                  ---------------       --------------

                      Balance, December 31, 1998                      $ 1,950,373           $  32,556
                                                                  ===============       ==============



  (b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

  (c) As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $29,957,164 and $11,270,400, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1998


   (i) Effective October 1, 1998, the lease for this property was terminated resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining useful life of approximately 23 years.

   (j) Effective August 1, 1998 the lease for this property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of August 1, 1998, and depreciated over its remaining estimated life of approximately 23 years.

   (k)   Scheduled for completion in 1999.

   (l) Property was not place in service as of December 31, 1998; therefore no depreciation was taken.

   (m) For financial reporting purposes the undepreciated cost of the Property in Lancaster, New York, was written down to net realizable value to an impairment in value. The tenant of this Property filed for bankruptcy and rejected the lease relating to this Property. The Partnership recognized the impairment by recording an allowance for loss on building in the amount of $387,202 at December 31, 1998. The impairment at December 31, 1998 represents the difference between the Property's carrying value and the net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on building.

   (n) For financial reporting purposes, the undepreciated cost of the Property in Homewood, Alabama, was written down to net realizable value due to an impairment in value. The tenant of this Property filed for bankruptcy and rejected the lease relating to this Property. The Partnership recognized the impairment by recording an allowance for loss on land and building in the amount of $521,316 at December 31, 1998. The impairment at December 31, 1998, represents the difference between the Property's carrying value and the estimated net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on land and building.

   (o) For financial reporting purposes, the undepreciated cost of the Property in Amherst, New York, was written down to net realizable value due to an impairment in value. The tenant of this Property filed for bankruptcy in 1998. The Partnership recognized the impairment by recording an allowance for loss on the building in the amount of $93,328 at December 31, 1998. The impairment at December 31, 1998, represents the difference between the Property's carrying value and the estimated net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on the building.

                                    EXHIBITS

                                  EXHIBIT INDEX


Exhibit Number

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

         10.1 Management Agreement between CNL Income Fund X, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 17, 1998, and incorporated herein by reference.)

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