Form 10-Q
period 1999-03-31
CNL INCOME FUND X LTD
filed 1999-05-17
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

 For the transition period from ____________________ to ______________________


                             Commission file number
                                     0-20016
                     ---------------------------------------


                             CNL Income Fund X, Ltd.
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-3004139
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)


400 East South Street
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 650-1000
                                                                    ------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS




                                                                           Page
Part I.

         Item 1.           Financial Statements:

                                    Condensed Balance Sheets

                                    Condensed Statements of Income

                                    Condensed Statements of Partners' Capital

                                    Condensed Statements of Cash Flows

                                    Notes to Condensed Financial Statements

         Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations

         Item 3.           Quantitative and Qualitative Disclosures About
                                    Market Risk

Part II.

         Other Information

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                           March 31,            December 31,
                                                                             1999                   1998
                                                                       ------------------     ------------------
                             ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $1,402,126 and
   $1,329,832 and allowance for loss on land
       and building of $908,518 in 1999 and 1998                            $ 17,362,457           $ 16,685,182
   Net investment in direct financing leases, less
       allowance for impairment in carrying value
       of $93,328 in 1998                                                     10,092,876             10,713,000
   Investment in joint ventures                                                4,196,724              3,421,329
   Cash and cash equivalents                                                   1,225,257              1,835,972
   Restricted cash                                                                    --                361,403
   Receivables, less allowance for doubtful
       accounts of $235,736 and $236,810                                          35,646                 81,100
   Prepaid expenses                                                               19,847                  5,229
   Accrued rental income, less allowance for
       doubtful accounts of $275,520 and $269,421                              1,367,237              1,342,166
   Other assets                                                                   35,484                 35,484
                                                                       ------------------     ------------------

                                                                            $ 34,335,528           $ 34,480,865
                                                                       ==================     ==================

                LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                           $   49,902             $    2,403
   Accrued and escrowed real estate taxes payable                                 30,258                 27,418
   Distributions payable                                                         900,001                900,001
   Due to related party                                                           10,588                 29,987
   Rents paid in advance and deposits                                            126,906                103,414
                                                                       ------------------     ------------------
       Total liabilities                                                       1,117,655              1,063,223

   Minority interest                                                              64,446                 64,745

   Partners' capital                                                          33,153,427             33,352,897
                                                                       ------------------     ------------------

                                                                            $ 34,335,528           $ 34,480,865
                                                                       ==================     ==================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                1999              1998
                                                                           ---------------    --------------
Revenues:
    Rental income from operating leases                                          $448,457         $ 447,273
    Earned income from direct financing leases                                    276,858           358,837
    Interest and other income                                                      13,714            26,472
                                                                           ---------------    --------------
                                                                                  739,029           832,582
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                           50,482            38,237
    Bad debt expense                                                                   --             2,033
    Professional services                                                          10,045             5,199
    Real estate taxes                                                              11,604                --
    State and other taxes                                                          14,577            10,271
    Depreciation                                                                   72,294            58,198
    Transaction costs                                                              33,661                --
                                                                           ---------------    --------------
                                                                                  192,663           113,938
                                                                           ---------------    --------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in
    Earnings of Unconsolidated Joint Ventures,
    and Gain on Sale of Land and Buildings                                        546,366           718,644

Minority Interest in Income of Consolidated
    Joint Venture                                                                  (1,879 )          (2,186 )

Equity in Earnings of Unconsolidated Joint Ventures                                81,404            63,134

Gain on Sale of Land and Buildings                                                 74,640           171,159
                                                                           ---------------    --------------

Net Income                                                                      $ 700,531         $ 950,751
                                                                           ===============    ==============

Allocation of Net Income:
    General partners                                                            $   6,261         $   7,796
    Limited partners                                                              694,270           942,955
                                                                           ---------------    --------------

                                                                                $ 700,531         $ 950,751
                                                                           ===============    ==============

Net Income Per Limited Partner Unit                                              $   0.17          $   0.24
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                           4,000,000         4,000,000
                                                                           ===============    ==============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  1999                  1998
                                                                           -------------------    ------------------
General partners:
    Beginning balance                                                             $   229,725            $  208,709
    Net income                                                                          6,261                21,016
                                                                           -------------------    ------------------
                                                                                      235,986               229,725
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              33,123,172            34,945,334
    Net income                                                                        694,270             1,857,842
    Distributions ($0.23 and $0.92 per
       limited partner unit, respectively)                                           (900,001 )          (3,680,004 )
                                                                           -------------------    ------------------
                                                                                   32,917,441            33,123,172
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 33,153,427          $ 33,352,897
                                                                           ===================    ==================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Quarter Ended
                                                                                     March 31,
                                                                               1999              1998
                                                                          ---------------    --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $ 841,122        $1,003,374
                                                                          ---------------    --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                1,150,000         1,231,106
       Additions to land and buildings on
          operating leases                                                    (1,257,217 )              --
       Investment in joint venture                                              (802,431 )              --
       Decrease (increase) in restricted cash                                    359,990        (1,230,672 )
                                                                          ---------------    --------------
              Net cash provided by (used in)
                  investing activities                                          (549,658 )             434
                                                                          ---------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                        (900,001 )        (900,001 )
       Distributions to holder of minority interest                               (2,178 )          (2,196 )
                                                                          ---------------    --------------
              Net cash used in financing activities                             (902,179 )        (902,197 )
                                                                          ---------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                            (610,715 )         101,611

Cash and Cash Equivalents at Beginning of Quarter                              1,835,972         1,583,883
                                                                          ---------------    --------------

Cash and Cash Equivalents at End of Quarter                                   $1,225,257        $1,685,494
                                                                          ===============    ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                              $ 900,001         $ 980,001
                                                                          ===============    ==============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund X, Ltd. (the "Partnership") for the year ended December 31, 1998.

         The Partnership accounts for its 88.26% interest in Allegan Real Estate Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.       Land and Buildings on Operating Leases:

         In March 1999, the Partnership sold its property in Amherst, New York, and received net sales proceeds of $1,150,000 and recorded a gain of $74,640 for financial reporting purposes. In March 1999, the Partnership reinvested the net sales proceeds from the sale of the property in Amherst, New York, plus additional funds, in a Golden Corral property in Fremont, Nebraska (see Note 3).


3.       Net Investment in Direct Financing Leases:

         At December 31, 1998, the Partnership had recorded an allowance for impairment in carrying value of $93,328 relating to the Property in Amherst, New York, due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the property at December 31, 1998 and the estimated net realizable value for this property. In March 1999, the Partnership sold this property and received net sales proceeds of $1,150,000 and recorded a gain of $74,640 for financial reporting

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


3.       Net Investment in Direct Financing Leases - Continued:

         purposes, resulting in a net loss of approximately $18,700. The building portion of this property had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value), unearned income and the allowance for impairment in carrying value relating to the building were removed from the accounts and the gain from the sale of the property was reflected in income (see Note 2).

4.       Investment in Joint Ventures:

         In January 1999, the Partnership entered into a joint venture arrangement, Ocean Shores Joint Venture, with CNL Income Fund XVII, Ltd., an affiliate of the general partners, to hold one restaurant property. The Partnership contributed approximately $802,400 to the joint venture and as of March 31, 1999, owned a 69.06% interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at:

                                                                      March 31,              December 31,
                                                                        1999                     1998
                                                                  ------------------      -------------------
                   Land and buildings on operating
                      leases, less accumulated
                      depreciation                                      $ 9,633,883              $ 9,340,944
                   Net investment in direct
                      financing leases                                    1,465,599                  657,426
                   Cash                                                       9,741                    2,935
                   Receivables                                                   32                    7,597
                   Prepaid expenses                                           4,159                   24,337
                   Accrued rental income                                     28,010                   19,880
                   Liabilities                                                2,473                    3,119
                   Partners' capital                                     11,138,951               10,050,000
                   Revenues                                                 302,967                1,115,856
                   Net income                                               219,991                  843,914

         The Partnership recognized income totalling $81,404 and $63,134 for the quarters ended March 31, 1999 and 1998, respectively, from these joint ventures.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


5.       Merger Transaction:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 4,243,243 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $41,779,262 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1999, the Partnership owned 49 Properties, which included interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1999 and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $841,122 and $1,003,374 for the quarters ended March 31, 1999 and 1998, respectively. The decrease in cash from operations for the quarter ended March 31, 1999, is primarily a result of changes in income and expenses as described below in "Results of Operations" and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 1999.

         In January 1999, the Partnership used a portion of the net proceeds from the sales of properties during 1998 and 1997 to enter into a joint venture arrangement, Ocean Shores Joint Venture, with CNL Income Fund XVII, Ltd., an affiliate of the general partners, to hold one restaurant property. The Partnership contributed approximately $802,400 to the joint venture and as of March 31, 1999, owned a 69.06% interest in the profits and losses of the joint venture.

         In March 1999, the Partnership sold its Property in Amherst, New York, and received net sales proceeds of $1,150,000. The Partnership had recorded an allowance for impairment in carrying value relating to this Property of $93,329 at December 31, 1998 due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the property at December 31, 1998 and the estimated net realizable value for this property. At March 31, 1999 the Partnership recorded a gain relating to the sale of this Property of $74,460, for financial reporting purposes, resulting in a net loss relating to the sale of this Property of approximately $18,700. In March 1999, the Partnership reinvested the net sales proceeds from the sale of this Property, plus additional funds, in a Golden Corral Property in Fremont, Nebraska.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1999, the Partnership had $1,225,257 invested in such short-term investments, as compared to $1,835,972 at December 31, 1998. The decrease in cash and cash equivalents is primarily attributable to the fact that in January 1999, the Partnership used uninvested net sales proceeds from the 1997 and 1998 sales of Properties to enter into a joint venture arrangement, with an affiliate of the general partners. The funds remaining at March 31, 1999, after payment of distributions and other liabilities, will be used meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $1,117,655 at March 31, 1999, from $1,063,223 at December 31, 1998, partially due to an increase in rents paid in advance at March 31, 1999, as compared to December 31, 1998. In addition, the increase in liabilities at March 31, 1999 is partially a result of the Partnership accruing transaction costs relating to the proposed Merger with CNL American Properties Fund, Inc. ("APF"), as described below. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on current and anticipated future cash from operations, and, for the quarter ended March 31, 1998, accumulated excess operating reserves, the Partnership declared distributions to limited partners of $900,001 and $980,001 for the quarters ended March 31, 1999 and 1998, respectively. This represents distributions of $0.23 and $0.25 per unit for the quarters ended March 31, 1999 and 1998, respectively. No distributions were made to the general partners for the quarters ended March 31, 1999 and 1998. No amounts distributed to the limited partners for the quarters ended March 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. APF has agreed to issue 4,243,243 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $41,779,262 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Results of Operations

         During the quarter ended March 31, 1998, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 39 wholly owned Properties (which included one Property in Sacramento, California, which was sold in January 1998) to operators of fast-food and family-style restaurant chains. During the quarter ended March 31, 1999, the Partnership and Allegan Real Estate Joint Venture owned and leased 39 wholly owned Properties (which included one Property in Amherst, New York which was sold in March 1999). In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership and

Allegan Real Estate Joint Venture earned $725,315 and $806,110, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. Rental and earned income decreased by approximately $23,600 due to the fact that Brambury Associates, the tenant of the Properties in Lancaster and Amherst, New York, filed for bankruptcy. In connection therewith, they rejected the lease relating to the Lancaster, New York Property and ceased making rental payments on such lease. The lost revenues resulting from this Property could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner. The Partnership will not recognize rental income relating to this Property until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The general partners are currently seeking either a new tenant or purchaser for this Property. Rental and earned income also decreased by approximately $27,600 during the quarter ended March 31, 1999 due to the fact that the Partnership sold the Property located in Amherst, New York, as described above in "Liquidity and Capital Resources," and in conjunction therewith, established an allowance for doubtful accounts for rental amounts past due at the time of the sale. The Partnership will continue to pursue collection of the past due rental amounts and any amounts collected will be recorded as income.

         In addition, rental and earned income decreased by approximately $36,800 due to the fact that in October 1998, Boston Chicken, Inc., the tenant of the Boston Market Property in Homewood, Alabama, filed for bankruptcy and rejected the lease relating to this Property and ceased making rental payments to the Partnership. The Partnership will not recognized rental and earned income from this Property until a new tenant for this Property is located or until the Property is sold and the proceeds from such a sale are reinvested in an additional Property. The lost revenues resulting from the rejection of this lease could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease this Property in a timely manner. The general partners are currently seeking either a new tenant or purchaser for this Property.

         Rental and earned income also decreased by $22,400 due to the fact that the leases relating to the Burger King Properties in Irondequoit, New York, Ashland, Ohio and Henderson, North Carolina were amended to provide for rent reductions from August 1998 through the end of the lease term. In addition, rental and earned income decreased by approximately $16,300, as a result of the sale of the Properties in Sacramento, California in January 1998 and Billings, Montana in October 1998. The decrease in rental and earned income was partially offset by an increase in rental and earned income of approximately $8,700 due to the reinvestment of net sales proceeds from the 1998 sale of the Property in Sacramento, California in a Property in San Marcos, Texas and the reinvestment of net sales proceeds from the 1999 sale of the Property in Amherst, New York, in a Property in Fremont, Nebraska.

         The decrease in rental and earned income during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, was also partially offset by an increase in rental and earned income of approximately $43,400 relating to the fact that the lease relating to the Perkins Property in Ft. Pierce, Florida, was amended to provide for rent reductions from May 1997 through December 31, 1998. In January 1999, the rents reverted back to the amounts due under the original lease agreement.

         During the quarters ended March 31, 1999 and 1998, the Partnership earned $13,714 and $26,472, respectively, in interest and other income. The decrease in interest and other income during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1999, was primarily attributable to the fact that during the quarter ending March 31, 1998, the Partnership earned interest on the net sales proceeds relating to the sale of the Property in Sacramento, California, pending the reinvestment of the net sales proceeds in an additional Property. The net sales proceeds were reinvested in November 1998.

         For the quarter ended March 31, 1999 and 1998, the Partnership also owned and leased eight Properties indirectly through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. For the quarter ended March 31, 1999, the Partnership also owned and leased one additional Property indirectly through a joint venture arrangement. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $81,404 and $63,134, respectively, attributable to the net income earned by these unconsolidated joint ventures. The increase in net income earned by unconsolidated joint ventures during the quarter ended March 31, 1999, was primarily attributable to the Partnership investing in a joint venture arrangement, Ocean Shores Joint Venture, in January 1999, with CNL Income Fund XVII, Ltd., an affiliate of the general partners.

         Operating expenses, including depreciation expense, were $192,663 and $113,938 for the quarters ended March 31, 1999 and 1998, respectively. The increase in operating expense during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, was primarily the result of an increase in depreciation expense due to the purchase of the Property in Fremont, Nebraska in March 1999 and the fact that during 1998, the Partnership reclassified the leases relating to the Properties in Irondequoit, New York, Ashland, Ohio, and Henderson, North Carolina from direct financing leases to operating leases due to lease amendments. The increase in operating expenses was also partially due to the fact that the Partnership accrued insurance and real estate tax expense as a result of the fact that two tenants filed for bankruptcy, and rejected two leases relating to the Properties in Lancaster, New York and Homewood, Alabama, as described above. The Partnership will continue to incur certain expenses, such as real estate taxes, insurance and maintenance relating to these Properties with rejected leases until replacement tenants or purchasers are located. The Partnership is currently seeking either replacement tenants or purchasers for these Properties.

         In addition, the increase in operating expenses for the quarter ended March 31, 1999 is partially due to the fact that the Partnership incurred $33,661 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the Merger with APF, as described above in "Liquidity and Capital Resources." If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         As a result of the sale of the Property in Amherst, New York, as described above in "Liquidity and Capital Resources," the Partnership recorded a gain of $74,640 for financial reporting purposes during the quarter ended March 31, 1999. As a result of the sale of the Property in Sacramento, California, and the sale of the parcel of land in Austin, Texas, the Partnership recognized a gain of $171,159 for financial reporting purposes for the quarter ended March 31, 1998.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The Partnership does not have any information or non-information technology systems. The general partners and affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct, because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the Companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, they have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.

            On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit, Jon Hale, Mary J. Hewitt, Charles A. Hewitt, and Gretchen M. Hewitt v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the Messrs. Seneff and Bourne and CNL Realty Corporation, as general partners of the CNL Income Funds, breached their fiduciary duties and violated the provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed acquisition of the CNL Income Funds by APF. The plaintiffs are seeking unspecified damages and equitable relief. The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against such claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Item 2.     Changes in Securities.       Inapplicable.

Item 3.     Default upon Senior Securities.   Inapplicable.

Item 4.     Submission of Matters to a Vote of Security Holders.   Inapplicable.

Item 5.     Other Information.        Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

               (a)      Exhibits

                      2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of the Registration Statement of APF on Form S-4, File No. 74329.)

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

                      10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

                      27        Financial Data Schedule (Filed herewith.)

               (b)      Reports on Form 8-K

                           Current Report on Form 8-K dated March 11, 1999 and filed March 12, 1999, describing the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 1999.


               CNL INCOME FUND X, LTD.

               By:      CNL REALTY CORPORATION
                        General Partner


                       By:           /s/ James M. Seneff, Jr.
                                     ----------------------------------------
                                     JAMES M. SENEFF, JR.
                                     Chief Executive Officer
                                     (Principal Executive Officer)


                       By:           /s/ Robert A. Bourne
                                     ----------------------------------------
                                     ROBERT A. BOURNE
                                     President and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)