Form 10-K/A
period 1997-12-31
CNL INCOME FUND X LTD
filed 1999-07-30
CIK 863785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

         The Form 10-K of CNL Income Fund X, Ltd. for the year ended December 31, 1997 is being amended to provide additional disclosure under Item 1. Business, Item 2. Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Short-Term Liquidity and Long-Term Liquidity.


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


         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,200,000, and were used to acquire 47 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the Partnership sold its Property in Denver, Colorado, and reinvested the majority of the net sales proceeds in a Shoney's in Fort Myers Beach, Florida. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Denver, Colorado, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. During the year ended December 31, 1997, the Partnership sold its Property in Fremont, California, and reinvested the majority of the net sales proceeds in a Boston Market in Homewood, Alabama. In addition, during 1997, the Partnership used approximately $130,400 that had been previously reserved for working capital purposes, to invest in a Chevy's Fresh Mex Property located in Miami, Florida, with affiliates of the General Partners as tenants-in-common. As a result of the above transactions, as of December 31, 1997, the Partnership owned 49 Properties. The 49 Properties include nine Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common. During January 1998, the Partnership sold its Property in Sacramento, California, to the tenant and intends to reinvest the net sales proceeds in an additional Property. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.


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

         Generally, the leases of the Properties provide for two to five -year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

Major Tenants

         During 1997, three lessees (or group of affiliated lessees) of the Partnership and its consolidated joint venture, (i) Golden Corral Corporation,
(ii) Foodmaker, Inc. and (iii) Flagstar Enterprises, Inc. and Denny's, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to four restaurants, Foodmaker, Inc. was the lessee under leases relating to six restaurants and Flagstar Corporation was the lessee under leases relating to nine restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees (or groups of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, five Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Hardee's, Burger King, Shoney's and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income during 1997 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements and Tenancy in Common Arrangements

         The Partnership has entered into a joint venture arrangement, Allegan Real Estate Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into three separate joint venture arrangements: CNL Restaurant Investments III with CNL Income Fund IX, Ltd., an affiliate of the General Partners, to purchase and hold six properties; Ashland Joint Venture with CNL Income Fund IX, Ltd. and CNL Income Fund XI, Ltd., affiliates of the General Partners, to purchase and hold one Property; and Williston Real Estate Joint Venture with CNL Income Fund XII, Ltd., an affiliate of the General Partners, to purchase and hold one Property. The affiliates are limited partnerships organized pursuant to the laws of the State of Florida.

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has an 88.26% interest in Allegan Real Estate Joint Venture, a 50 percent interest in CNL Restaurant Investments III, a 10.51% interest in Ashland Joint Venture and a 41 percent interest in Williston Real Estate Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.


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


         In addition to the above joint venture agreements, in January 1996, the Partnership entered into an agreement to hold a Golden Corral Property as tenants-in-common with CNL Income Fund IV, Ltd., CNL Income Fund VI, Ltd., and CNL Income Fund XV, Ltd., affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co- tenant's percentage interest. The Partnership owns a 13.37% interest in this Property.

         In addition, in December 1997, the Partnership entered into an agreement to hold a Chevy's Fresh Mex Property as tenants-in-common with CNL Income Fund III, Ltd., CNL Income Fund VII, Ltd., and CNL Income Fund XIII, Ltd., affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 6.69% interest in this Property.

         Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the property if the proceeds are reinvested in an additional property.

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


Item 2.  Properties


         As of December 31, 1997, the Partnership owned 49 Properties. Of the 49 Properties, 38 are owned by the Partnership in fee simple, nine are owned through joint venture arrangements and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.


Description of Properties

         Land. The Partnership's Property sites range from approximately 14,000 to 200,900 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

         State                                     Number of Properties
         -----                                     --------------------

         Alabama                                            2
         California                                         1
         Florida                                            6
         Idaho                                              1
         Illinois                                           1
         Louisiana                                          2
         Michigan                                           2
         Missouri                                           1
         Montana                                            6
         North Carolina                                     4
         New Hampshire                                      3
         New Mexico                                         3
         New York                                           3
         Ohio                                               3
         Pennsylvania                                       1
         South Carolina                                     1
         Tennessee                                          3
         Texas                                              6
                                                       ------
         TOTAL PROPERTIES:                                 49
                                                       ======

         Buildings. Each of the Properties owned by the Partnership include a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,800 to 10,700 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1997, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1997, the aggregate cost basis of the Properties owned by the Partnership (including its consolidated joint venture), and the unconsolidated joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $30,453,448 and $9,254,434, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by Restaurant Chain.

         Restaurant Chain                    Number of Properties
         ----------------                    --------------------

         Boston Market                                 1
         Burger King                                  12
         Chevys Fresh Mex                              1
         Denny's                                       3
         Golden Corral                                 4
         Hardee's                                      7
         Jack in the Box                               6
         Long John Silver's                            2
         Perkins                                       3
         Pizza Hut                                     6
         Shoney's                                      4
                                                  ------
         TOTAL PROPERTIES                             49
                                                  ======

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

         Leases. The Partnership leases the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish restaurant buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

         At December 31, 1997, 1996, 1995, 1994, and 1993, all of the Properties were occupied. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                       For the Year Ended December 31:
                                   1997            1996              1995             1994             1993
                              -------------------------------------------------------------------------------------

    Rental Revenues (1)        $3,823,808        $3,894,384       $3,882,392        $4,050,876      $3,714,797
    Properties                         49                48               47                47              47
    Average Rent per Unit         $78,037           $81,133          $82,604           $86,189         $79,038

(1) Rental revenues include the Partnership's share of rental revenues from the nine Properties owned through joint venture arrangements and the two properties owned through a tenancy in common arrangement. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

         The following is a schedule of lease expirations for leases in place as of December 31, 1997 for each of the ten years beginning with 1998 and thereafter.

                                                                                            Percentage of
                                            Number              Annual Rental                Gross Annual
        Expiration Year                 of Leases                  Revenues                 Rental Income
    -----------------------        ------------------       --------------------            --------------
             1998                              -                          -                            -
             1999                              -                          -                            -
             2000                              -                          -                            -
             2001                              -                          -                            -
             2002                              -                          -                            -
             2003                              -                          -                            -
             2004                              -                          -                            -
             2005                              -                          -                            -
             2006                             10                    648,971                       16.97%
             2007                              3                    538,740                       14.09%
             Thereafter                       36                  2,636,162                       68.94%
                                        --------              -------------                -------------
             Totals                           49                  3,823,873                      100.00%
                                        ========              =============                =============


         Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 1997 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business -Leases.

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

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

         At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.

                                     PART II




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The Partnership was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 49 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.


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


         In September 1997, the Partnership sold its Property in Fremont, California, to the franchisor, for $1,420,000 and received net sales proceeds (net of $2,745 which represents amounts due to the former tenant for prorated rent) of $1,363,805, resulting in a gain of $132,238 for financial reporting purposes. This Property was originally acquired by the Partnership in March 1992 and had a cost of approximately $1,116,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $249,700 in excess of its original purchase price. In October 1997, the Partnership reinvested approximately $1,277,300 of the net sales proceeds in a Boston Market Property in Homewood, Alabama. The Partnership acquired the Boston Market Property from an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Fremont, California, and the reinvestment of the proceeds in a Boston Market Property in Homewood, Alabama, will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners) resulting from the sale. The Partnership intends to reinvest the remaining net sales proceeds in an additional Property or use such amounts to pay Partnership liabilities.


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


         None of the Properties owned by the Partnership, or the joint ventures or the tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties or payment of Partnership liabilities, are invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1997, the Partnership had $1,583,883 invested in such short-term investments as compared to $1,769,483 at December 31, 1996. The decrease in cash is primarily attributable to the Partnership using approximately $130,400 that had been previously reserved for working capital purposes, to invest in a Property located in Miami, Florida, with affiliates, as tenants-in-common, in December 1997. As of December 31, 1997, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

Short-Term Liquidity

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.


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


         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, and during the years ended December 31, 1996 and 1995, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,600,003 for the year ended December 31, 1997 and $3,640,003 for each of the years ended December 31, 1996 and 1995. This represents distributions of $0.90 per Unit for the year ended December 31, 1997 and $0.91 per Unit for each of the years ended December 31, 1996 and 1995. The General Partners anticipate that the Partnership will declare a special distribution to the Limited Partners during the quarter ending March 31, 1998, representing cumulative excess operating reserves. No amounts distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.


Results of Operations

         During 1995, the Partnership owned and leased 39 wholly owned Properties (including one Property in Denver, Colorado, which was sold in August
1995), during 1996, the Partnership owned and leased 38 wholly owned Properties, and during 1997, the Partnership owned and leased 39 wholly owned Properties (including one Property in Fremont, California, which was sold in September
1997). In addition, during 1997, 1996 and 1995, the Partnership was a co-venturer in three separate joint ventures that each owned and leased one Property and one joint venture which owned and leased six Properties. During 1996, the Partnership also owned and leased one Property with affiliates as tenants-in-common and during 1997, the Partnership owned and leased two Properties with affiliates as tenants-in-common. As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements 49 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $26,200 to $198,500. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the second to the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business Leases and Item 2. Properties, respectively.

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

         For the years ended December 31, 1997, 1996 and 1995, the Partnership also earned $278,919, $278,371 and $267,799, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by unconsolidated joint ventures during 1996, as compared to 1995, is primarily attributable to the Partnership investing in a Property in Clinton, North Carolina, in January 1996, with affiliates of the General Partners as tenants-in-common, as described above in "Capital Resources."

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


         As a result of the sale of the Property in Fremont, California, as discussed above in "Capital Resources," the Partnership recognized a gain of $132,238 for financial reporting purposes for the year ended December 31, 1997. In addition, as a result of the granting of an easement relating to the Property in Hendersonville, North Carolina, and the sale of the Property in Denver, Colorado, as described above in "Capital Resources," the Partnership recognized a gain for financial reporting purposes of $67,214 during the year ended December 31, 1995. No Properties were sold during the year ended December 31, 1996.


         The General Partners of the Partnership are in the process of assessing and addressing the impact of the year 2000 on their company package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the General Partners do not expect this matter to materially impact how the Partnership conducts business nor its current or future results of operations or financial position.

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

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1999.


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

       Signature                      Title                       Date
       ---------                      -----                       ----

/s/ Robert A. Bourne          President, Treasurer and         July 29, 1999
Robert A. Bourne              Director (Principal Financial
                              and Accounting Officer)



/s/ James M. Seneff, Jr.      Chief Executive Officer          July 29, 1999
James M. Seneff, Jr.          and Director (Principal
                              Executive Officer)