Form 10-Q
period 1999-06-30
CNL INCOME FUND X LTD
filed 1999-08-12
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

 For the transition period from ______________________ to ____________________


                             Commission file number
                                     0-20016
                     ---------------------------------------


                             CNL Income Fund X, Ltd.
 -----------------------------------------------------------------------------
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

                                    Condensed Statements of Cash Flows

                                    Notes to Condensed Financial Statements

         Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations

         Item 3.           Quantitative and Qualitative Disclosures About
                                    Market Risk
Part II.

         Other Information


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                                  June 30,             December 31,
                                                                                    1999                   1998
                                                                             -------------------    -------------------
                                  ASSETS

   Landand  buildings on operating  leases,
       less  accumulated  depreciation  of
       $1,486,382 and $1,329,832, respectively
       and allowance for loss on
       land and building of $908,518 in 1999 and 1998                              $ 17,278,201           $ 16,685,182
   Net investment in direct financing leases, less allowance
       for impairment in carrying value of $93,328 in 1998                           10,041,160             10,713,000
   Investment in joint ventures                                                       4,179,673              3,421,329
   Cash and cash equivalents                                                          1,136,363              1,835,972
   Restricted cash                                                                           --                361,403
   Receivables, less allowance for doubtful accounts of
       $113,570 and $236,810, respectively                                               54,716                 81,100
   Prepaid expenses                                                                      20,280                  5,229
   Accrued rental income, less allowance for doubtful
       accounts of $281,618 and $269,421, respectively                                1,388,814              1,342,166
   Other assets                                                                          35,584                 35,484
                                                                             -------------------    -------------------

                                                                                   $ 34,134,791           $ 34,480,865
                                                                             ===================    ===================

                     LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                  $   95,764             $    2,403
   Accrued and escrowed real estate taxes payable                                        24,270                 27,418
   Distributions payable                                                                900,001                900,001
   Due to related party                                                                  29,076                 29,987
   Rents paid in advance and deposits                                                    99,859                103,414
                                                                             -------------------    -------------------
       Total liabilities                                                              1,148,970              1,063,223

   Commitments and Contingencies (Note 5)

   Minority interest                                                                     64,425                 64,745

   Partners' capital                                                                 32,921,396             33,352,897
                                                                             -------------------    -------------------

                                                                                   $ 34,134,791           $ 34,480,865
                                                                             ===================    ===================


           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                               Quarter Ended                    Six Months Ended
                                                                 June 30,                           June 30,
                                                           1999            1998              1999             1998
                                                        ------------    ------------      ------------     ------------
Revenues:
    Rental income from operating leases                   $ 513,902       $ 453,539         $ 968,457        $ 906,911
    Adjustments to accrued rental income                     (6,099 )      (426,116 )         (12,197 )       (432,215 )
    Earned income from direct financing leases              286,157         264,420           563,015          623,257
    Interest and other income                                17,748          32,294            31,462           58,766
                                                        ------------    ------------      ------------     ------------
                                                            811,708         324,137         1,550,737        1,156,719
                                                        ------------    ------------      ------------     ------------

Expenses:
    General operating and administrative                     36,293          45,324            86,775           83,561
    Bad debt expense                                             --           3,854                --            5,887
    Professional services                                    19,981           8,160            30,026           13,359
    Real estate taxes                                         5,306           9,574            16,910            9,574
    State and other taxes                                       105             249            14,682           10,520
    Depreciation                                             84,256          58,198           156,550          116,396
    Transaction costs                                        90,788              --           124,449               --
                                                        ------------    ------------      ------------     ------------
                                                            236,729         125,359           429,392          239,297
                                                        ------------    ------------      ------------     ------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in
    Earnings of Unconsolidated Joint Ventures,
    and Gain on Sale of Land and Buildings                  574,979         198,778         1,121,345          917,422

Minority Interest in Income of Consolidated
    Joint Venture                                            (2,099 )        (2,069 )          (3,978 )         (4,255 )

Equity in Earnings of Unconsolidated Joint
    Ventures                                                 95,090          74,135           176,494          137,269

Gain on Sale of Land and Buildings                               --              --            74,640          171,159
                                                        ------------    ------------      ------------     ------------

Net Income                                                $ 667,970       $ 270,844        $1,368,501       $1,221,595
                                                        ============    ============      ============     ============

Allocation of Net Income:
    General partners                                       $  6,680        $  2,708          $ 12,941         $ 10,504
    Limited partners                                        661,290         268,136         1,355,560        1,211,091
                                                        ------------    ------------      ------------     ------------

                                                          $ 667,970       $ 270,844        $1,368,501       $1,221,595
                                                        ============    ============      ============     ============

Net Income Per Limited Partner Unit                        $   0.17        $   0.07          $   0.34         $   0.30
                                                        ============    ============      ============     ============

Weighted Average Number of Limited Partner
    Units Outstanding                                     4,000,000       4,000,000         4,000,000        4,000,000
                                                        ============    ============      ============     ============


           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                       Six Months Ended                 Year Ended
                                                                           June 30,                    December 31,
                                                                             1999                          1998
                                                                   --------------------------    --------------------------
General partners:
    Beginning balance                                                         $  229,725                    $  208,709
    Net income                                                                    12,941                        21,016
                                                                       ------------------            ------------------
                                                                                 242,666                       229,725
                                                                       ------------------            ------------------

Limited partners:
    Beginning balance                                                         33,123,172                    34,945,334
    Net income                                                                 1,355,560                     1,857,842
    Distributions ($0.45 and $0.92 per
       limited partner unit, respectively)                                    (1,800,002 )                  (3,680,004 )
                                                                       ------------------            ------------------
                                                                              32,678,730                    33,123,172
                                                                       ------------------            ------------------

Total partners' capital                                                      $32,921,396                   $33,352,897
                                                                       ==================            ==================


           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               1999                1998
                                                                          ----------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $1,654,349         $1,908,622
                                                                          ----------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                 1,150,000          1,231,106
       Additions to land and buildings on operating
          leases                                                               (1,257,217 )               --
       Investment in joint ventures                                              (802,431 )               --
       Decrease (increase) in restricted cash                                     359,990         (1,140,970 )
                                                                          ----------------    ---------------
              Net cash provided by (used in)
                 investing activities                                            (549,658 )           90,136
                                                                          ----------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (1,800,002 )       (1,880,002 )
       Distributions to holder of minority interest                                (4,298 )           (4,268 )
                                                                          ----------------    ---------------
              Net cash used in financing activities                            (1,804,300 )       (1,884,270 )
                                                                          ----------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                             (699,609 )          114,488

Cash and Cash Equivalents at Beginning of Period                                1,835,972          1,583,883
                                                                          ----------------    ---------------

Cash and Cash Equivalents at End of Period                                     $1,136,363         $1,698,371
                                                                          ================    ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                                $ 900,001          $ 900,001
                                                                          ================    ===============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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

         Certain items in the prior year's financial statements have been reclassified to conform to 1999 presentation. These reclassifications had no effect on partners' capital or net income.

2.       Land and Buildings on Operating Leases:

         In March 1999, the Partnership sold its property in Amherst, New York, received net sales proceeds of $1,150,000 and recorded a gain of $74,640 for financial reporting purposes (see Note 3). In March 1999, the Partnership reinvested the net sales proceeds plus additional funds, in a Golden Corral property in Fremont, Nebraska.

3.       Net Investment in Direct Financing Leases:

         At December 31, 1998, the Partnership had recorded an allowance of $93,328 for the impairment in the carrying value of the Property in Amherst, New York, due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the property at December 31, 1998 and the estimated net realizable value for this property. In March 1999, the Partnership sold this property, received net sales proceeds of $1,150,000 and recorded a gain of $74,640 for financial reporting purposes, resulting

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


3.       Net Investment in Direct Financing Leases - Continued:

         in a aggregate net loss of approximately $18,700. The building portion of this property had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value), unearned income, and the allowance for impairment in carrying value relating to the building were removed from the accounts and the gain from the sale of the property was reflected in income (see Note 2).

4.       Investment in Joint Ventures:

         In January 1999, the Partnership entered into a joint venture arrangement, Ocean Shores Joint Venture, with CNL Income Fund XVII, Ltd., an affiliate of the general partners, to own and lease one restaurant property. The Partnership contributed approximately $802,400 to the joint venture and as of June 30, 1999, owned a 69.06% interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at:

                                                                      June 30,               December 31,
                                                                        1999                     1998
                                                                  ------------------      -------------------
                   Land and buildings on operating
                      leases, less accumulated
                      depreciation                                      $ 9,575,806              $ 9,340,944
                   Net investment in direct
                      financing leases                                    1,462,165                  657,426
                   Cash                                                       3,753                    2,935
                   Receivables                                                   32                    7,597
                   Prepaid expenses                                          12,018                   24,337
                   Accrued rental income                                     37,436                   19,880
                   Liabilities                                                1,478                    3,119
                   Partners' capital                                     11,089,732               10,050,000
                   Revenues                                                 615,270                1,115,856
                   Net income                                               468,911                  843,914


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


4.       Investment in Joint Ventures - Continued:

         The Partnership recognized income totaling $176,494 and $137,269 for the six months ended June 30, 1999 and 1998, respectively, from these joint ventures, $95,090 and $74,135 of which was earned during the quarters ended June 30, 1999 and 1998, respectively.

5.       Commitments and Contingencies:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,121,622 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $41,779,262 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


5.       Commitments and Contingencies - Continued:

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. The general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1999, the Partnership owned 49 Properties, which included interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1999 and 1998 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,654,349 and $1,908,622 for the six months ended June 30, 1999 and 1998, respectively. The decrease in cash from operations for the six months ended June 30, 1999, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1999.

         In January 1999, the Partnership used a portion of the net proceeds from the sales of properties during 1998 and 1997 to enter into a joint venture arrangement, Ocean Shores Joint Venture, with CNL Income Fund XVII, Ltd., an affiliate of the general partners, to own and lease one restaurant property. The Partnership contributed approximately $802,400 to the joint venture and as of June 30, 1999, owned a 69.06% interest in the profits and losses of the joint venture.

         In March 1999, the Partnership sold its Property in Amherst, New York and received net sales proceeds of $1,150,000. The Partnership had recorded an allowance for impairment in the carrying value relating to this Property of $93,328 at December 31, 1998 due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the property at December 31, 1998 and the estimated net realizable value for this property. At March 31, 1999 the Partnership recorded a gain relating to the sale of this Property of $74,460, for financial reporting purposes, resulting in an aggregate net loss relating to the sale of this Property of approximately $18,700. In March 1999, the Partnership reinvested the net sales proceeds from the sale of this Property, plus additional funds, in a Golden Corral Property in Fremont, Nebraska.

         Currently, rental income from the Partnership's Properties and any net sales proceeds held by the Partnership pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1999, the Partnership had $1,136,363 invested in such short-term investments, as compared to $1,835,972 at December 31, 1998. The decrease in cash and cash equivalents is primarily attributable to the fact that in January 1999 the Partnership used uninvested net sales proceeds from the 1997 and 1998 sales of Properties to enter into a joint venture arrangement with an affiliate of the general partners, as described above. The funds remaining at June 30, 1999, after payment of distributions and other liabilities, will be used meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and, for the six months ended June 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to limited partners of $1,800,002 and $1,880,002 for the six months ended June 30, 1999 and 1998, respectively
($900,001 for each of the quarters ended June 30, 1999 and 1998). This represents distributions of $0.45 and $0.47 per unit for the six months ended June 30, 1999 and 1998, respectively ($0.23 per unit for each quarter ended June 30, 1999 and 1998). No distributions were made to the general partners for the quarters and six months ended June 30, 1999 and 1998. No amounts distributed to the limited partners for the six months ended June 30, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,148,970 at June 30, 1999, from $1,063,223 at December 31, 1998, primarily as a result of the Partnership accruing transaction costs relating to the proposed Merger with CNL American Properties Fund, Inc. ("APF"), as described below. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1998, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 39 wholly owned Properties (which included one Property in Sacramento, California, which was sold in January 1998) to operators of fast-food and family-style restaurant chains. During the six months ended June 30, 1999, the Partnership and Allegan Real Estate Joint Venture owned and leased 39 wholly owned Properties (which included one Property in Amherst, New York, which was sold in March 1999). During the six months ended June 30, 1999 and 1998, the Partnership and Allegan Real Estate Joint Venture earned $1,519,275 and
$1,097,953, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $793,960 and $291,843 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. Rental and earned income was higher for the quarter and six months ended June 30, 1999, due to the fact that in May 1998, the tenant of the Properties in Lancaster and Amherst, New York filed for bankruptcy, rejected the lease relating to the Property in Lancaster, New York and ceased making rental payments on such lease. As a result, during the quarter and six months ended June 30, 1998, the Partnership wrote off approximately $292,600 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to both Properties. No such amounts were written off during the quarter and six months ended June 30, 1999. Rental and earned income was also higher during the quarter and six months ended June 30, 1999, due to the fact that during the quarter and six months ended June 30, 1998, the Partnership increased the allowance for doubtful accounts for past due rental amounts for these Properties in the amount of $126,100 and $138,600, respectively, due to financial difficulties the tenant was experiencing. No such allowance was established during the quarter and six months ended June 30, 1999. The increase in rental and earned income during the quarter and six months ended June 30, 1999 was partially offset by a decrease in rental and earned income of approximately $35,900 and $71,900 for the quarter and six months ended June 30, 1999, respectively, due to the fact that the tenant ceased making rental payments relating to the Property in Lancaster, New York, in May 1998, as described above. The lost revenues resulting from this Property could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner. The Partnership will not recognize rental income relating to this Property until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The general partners are currently seeking either a new tenant or purchaser for this Property.

         The increase in rental and earned income was also offset by a decrease of approximately $37,400 and $49,300 during the quarter and six months ended June 30, 1999, respectively, due to the fact that the Partnership sold the
Property located in Amherst, New York, as described above in "Capital Resources." In addition, rental and earned income was higher during the quarter and six months ended June 30, 1999, due to the fact that the Partnership collected and recognized as income some of the past due rental amounts for which the Partnership had previously established an allowance for doubtful accounts relating to the Amherst Property.

         The increase in rental and earned income was partially offset by a decrease in rental and earned income of approximately $36,800 and $73,600 for the quarter and six months ended June 30, 1999, respectively, due to the fact that in October 1998, the tenant of the Boston Market Property in Homewood, Alabama, filed for bankruptcy, rejected the lease relating to this Property and ceased making rental payments to the Partnership. The Partnership will not recognize rental and earned income from this Property until a new tenant for this Property is located or until the Property is sold and the proceeds from such a sale are reinvested in an additional Property. The lost revenues resulting from the rejection of this lease could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease this Property in a timely manner. The general partners are currently seeking either a new tenant or purchaser for this Property.

         The increase in rental and earned income was also partially offset by a decrease of $22,300 and $44,700 for the quarter and six months ended June 30, 1999, respectively, due to the fact that the leases relating to three Burger King Properties were amended to provide for rent reductions from August 1998 through the end of the lease term. In addition, the increase in rental and earned income was offset by a decrease of approximately $10,600 and $26,800 for the quarter and six months ended June 30, 1999, respectively, as a result of the sale of the Property in Billings, Montana in October 1998. However, rental and earned income increased by approximately $59,400 and $68,100 during the quarter and six months ended June 30, 1999, respectively, due to the reinvestment of net sales proceeds from the 1998 sale of the Property in Sacramento, California in a Property in San Marcos, Texas and the reinvestment of net sales proceeds from the 1999 sale of the Property in Amherst, New York, in a Property in Fremont, Nebraska.

         The increase in rental and earned income during the quarter and six months ended June 30, 1999, was also due to an increase of approximately $15,170 and $58,610 for the quarter and six months ended June 30, 1999, respectively, because in January 1999, the rents under the lease relating to the Perkins Property in Ft. Pierce, Florida, which had been amended in a prior year to provide for rent reductions from May 1997 through December 31, 1998, reverted back to the amounts due under the original lease agreement. Rental and earned income during the quarter and six months ended June 30, 1999 were higher due to the fact that due to the lease amendment and questionable collectibility of future scheduled rent increases from this tenant, the Partnership increased its reserve for accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) by approximately $133,500 and $139,600 during the quarter and six months ended June 30, 1998, respectively, as compared to approximately $6,100 and $12,200 during the quarter and six months ended June 30, 1999, respectively.

         During the six months ended June 30, 1999 and 1998, the Partnership earned $31,462 and $58,766, respectively, in interest and other income, $17,748 and $32,294 of which was earned during the quarters ended June 30, 1999 and 1998. The decrease in interest and other income during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, was primarily attributable to the fact that during the quarter and six months ended June 30, 1998, the Partnership earned interest on the net sales proceeds relating to the sale of the Property in Sacramento, California, pending the reinvestment of the net sales proceeds in an additional Property. The net sales proceeds were reinvested in November 1998.

         For the quarter and six months ended June 30, 1999 and 1998, the Partnership also owned and leased eight Properties indirectly through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. For the quarter and six months ended June 30, 1999, the Partnership also owned and leased one additional Property indirectly through a joint venture arrangement. In connection therewith, during the six months ended June 30, 1999 and 1998, the Partnership earned $176,494 and $137,269, respectively, $95,090 and $74,135 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. The increase in net income earned by unconsolidated joint ventures during the quarter and six months ended June 30, 1999, was primarily attributable to the Partnership investing in a joint venture arrangement, Ocean Shores Joint Venture, in January 1999, with CNL Income Fund XVII, Ltd., an affiliate of the general partners.

         Operating expenses, including depreciation expense, were $429,392 and $239,297 for the six months ended June 30, 1999 and 1998, respectively, of which $236,729 and $125,359 were incurred for the quarters ended June 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, was primarily the result of an increase in depreciation expense due to the purchase of the Property in Fremont, Nebraska in March 1999 and the fact that during 1998, the Partnership reclassified the leases relating to three Properties from direct financing leases to operating leases due to lease amendments. The increase in operating expenses was also partially due to the fact that the Partnership accrued insurance, real estate tax expense, and legal fees as a result of the fact that two tenants filed for bankruptcy and rejected two leases relating to the Properties in Lancaster, New York and Homewood, Alabama, as described above. The Partnership will continue to incur these types of expenses, until replacement tenants or purchasers are located. The Partnership is currently seeking either replacement tenants or purchasers for these Properties.

         In addition, the increase in operating expenses for the quarter and six months ended June 30, 1999 was partially due to the fact that the Partnership incurred $90,788 and $124,449 in transaction costs for the quarter and six months ended June 30, 1999, respectively, related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the Merger with APF, as described below. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         As a result of the sale of the Property in Amherst, New York, as described above in "Capital Resources," the Partnership recorded a gain of $74,640 for financial reporting purposes during the six months ended June 30, 1999. As a result of the sale of the Property in Sacramento, California, and the sale of the parcel of land in Austin, Texas, the Partnership recognized a gain of $171,159 for financial reporting purposes for the six months ended June 30, 1998.

Proposed Merger

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,121,622 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $41,779,262 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. As of June 30, 1999 the Partnership did not have any information or non-information technology systems. The general partners and certain of the affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 team, for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from certain of the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

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

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect that all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and their affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates will have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and their affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, we have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.

            On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

            On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

Item 2.     Changes in Securities.       Inapplicable.

Item 3.     Default upon Senior Securities.   Inapplicable.

Item 4.     Submission of Matters to a Vote of Security Holders.   Inapplicable.

Item 5.     Other Information.        Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)      Exhibits

                     2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 and as amended June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 1 to the Registration Statement of APF on Form S-4, File No. 74329.)

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

                     27         Financial Data Schedule (Filed herewith.)

     (b)      Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August, 1999.


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