Form 10-K405/A
period 1998-12-31
CNL INCOME FUND X LTD
filed 1999-10-29
CIK 863785

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended    December 31, 1998
                                          ------------------------

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes   X    No
                                        -----     -----

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund X, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business, Item 2. Properties, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.


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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,200,000, and were used to acquire 47 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the Partnership sold its Property in Denver, Colorado, and reinvested the majority of the net sales proceeds in a Shoney's in Fort Myers Beach, Florida. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds from the 1995 sale of the Property in Denver, Colorado, in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. During the year ended December 31, 1997, the Partnership sold its Property in Fremont, California, and reinvested the majority of the net sales proceeds in a Boston Market in Homewood, Alabama. In addition, during 1997, the Partnership used approximately $130,400 that had been previously reserved for working capital purposes, to invest in a Chevy's Fresh Mex Property located in Miami, Florida, with affiliates of the General Partners as tenants-in-common. During the year ended December 31, 1998, the Partnership sold its Properties in Sacramento, California and Billings, Montana. During 1998, the Partnership reinvested the proceeds from the Sacramento, California sale in a Property in San Marcos, Texas. As a result of the above transactions, as of December 31, 1998, the Partnership owned 48 Properties. The 48 Properties included nine Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common. During January 1999, the Partnership reinvested the net sales proceeds from the sale of its Property in Billings, Montana in a joint venture, Ocean Shores Joint Venture, to purchase and hold one Property. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

Major Tenants

     During 1998, two lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation and Foodmaker, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to four restaurants and Foodmaker, Inc. was the lessee under leases relating to six restaurants. It is anticipated that based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, five Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Hardee's, Burger King, Shoney's and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income during 1998 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from eight Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). In 1999, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

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

     The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has an 88.26% interest in Allegan Real Estate Joint Venture, a 50 percent interest in CNL Restaurant Investments III, a 10.51% interest in Ashland Joint Venture, and a 40.95% interest in Williston Real Estate Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

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

     In January 1999, the Partnership entered into a joint venture arrangement, Ocean Shore Joint Venture, with CNL Income Fund XVII, Ltd., an affiliate of the General Partners, to purchase and hold one Property. The joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership owns a 69.06% in the profits and losses of the joint venture.

     In addition to the above joint venture agreements, in January 1996, the Partnership entered into an agreement to hold a Golden Corral Property as tenants-in-common, with CNL Income Fund IV, Ltd., CNL Income Fund VI, Ltd., and CNL Income Fund XV, Ltd., affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns a 13 percent interest in this Property.

     In addition, in December 1997, the Partnership entered into an agreement to hold a Chevy's Fresh Mex Property as tenants-in-common, with CNL Income Fund III, Ltd., CNL Income Fund VII, Ltd., and CNL Income Fund XIII, Ltd., affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns a 6.69% interest in this Property.

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


Item 2.  Properties

     As of December 31, 1998, the Partnership owned 48 Properties. Of the 48 Properties, 37 are owned by the Partnership in fee simple, nine are owned through joint venture arrangements and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. This schedule was filed with the Partnership's Form 10-K for the year ended December 31, 1998.

Description of Properties

     Land. The Partnership's Property sites range from approximately 15,700 to 200,900 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with the Partnership's Form 10-K for the year ended December 31, 1998.

          State                            Number of Properties
          -----                            --------------------
          Alabama                                   2
          Florida                                   6
          Idaho                                     1
          Illinois                                  1
          Louisiana                                 2
          Michigan                                  2
          Missouri                                  1
          Montana                                   5
          North Carolina                            4
          New Hampshire                             3
          New Mexico                                3
          New York                                  3
          Ohio                                      3
          Pennsylvania                              1
          South Carolina                            1
          Tennessee                                 3
          Texas                                     7
                                                  -----
          TOTAL PROPERTIES:                         48
                                                  =====

     Buildings. Each of the Properties owned by the Partnership include a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,800 to 10,700 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1998, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures (including Properties owned through tenancy in common arrangements), for federal income tax purposes was $29,957,164 and $11,270,400, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by Restaurant Chain.

          Restaurant Chain                    Number of Properties
          ----------------                    --------------------
          Boston Market                               1
          Burger King                                12
          Chevy's Fresh Mex                           1
          Denny's                                     3
          Golden Corral                               4
          Hardee's                                    7
          Jack in the Box                             6
          Long John Silver's                          2
          Perkins                                     3
          Pizza Hut                                   5
          Shoney's                                    4
                                                    -----
          TOTAL PROPERTIES:                          48
                                                    =====

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

     At December 31, 1998, 1997, 1996, 1995, and 1994, the Properties were 96%,
100%, 100%, 100%, and 100% occupied, respectively. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                              For the Year Ended December 31:
                                   1998                1997                1996                1995                1994
                             ---------------     ---------------     ---------------     ---------------     ---------------

Rental Revenues (1)               $3,163,838          $3,823,808          $3,894,384          $3,882,392          $4,050,876
Properties (2)                            47                  49                  48                  47                  47
Average Rent per Unit             $   67,316          $   78,037          $   81,133          $   82,604          $   86,189


(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes Properties that were vacant at December 31, which did not generate any rental revenues during the year ended December 31.

     The following is a schedule of lease expirations for leases in place as of December 31, 1998 for each of the ten years beginning with 1999 and thereafter.

                                                                                           Percentage of
                                               Number             Annual Rental             Gross Annual
        Expiration Year                      of Leases               Revenues              Rental Income
    ----------------------              ------------------     ------------------       ------------------
          1999                                      --                        --                       --
          2000                                      --                        --                       --
          2001                                      --                        --                       --
          2002                                      --                        --                       --
          2003                                      --                        --                       --
          2004                                      --                        --                       --
          2005                                      --                        --                       --
          2006                                      10                   650,756                    18.81%
          2007                                       3                   538,740                    15.57%
          2008                                      --                        --                       --
          Thereafter                                33                 2,270,517                    65.62%
                                            ----------         -----------------        -----------------
          Totals (1)                                46                 3,460,013                   100.00%
                                            ==========         =================        =================

(1)  Excludes two Properties which were vacant at December 31, 1998.

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


                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains.
The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 48 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

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

     None of the Properties owned by the Partnership, or the joint ventures or tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties or payment of Partnership liabilities, are invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1998, the Partnership had $1,835,972 invested in such short-term investments as compared to $1,583,883 at December 31, 1997. The increase in cash is primarily attributable to the Partnership using only a portion of the net sales proceeds from the sale of the Property in

Sacramento, California to purchase the Property in San Marcos, Texas, as described above. In January 1999, the Partnership reinvested the remaining net proceeds in Ocean Shores Joint Venture, as described above. As of December 31, 1998, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately two percent annually. The funds remaining at December 31, 1998, after payment of distributions and other liabilities and excluding amounts invested in January 1999 in Ocean Shores Joint Venture, will be used to meet the Partnership's working capital and other needs.

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

     During the years ended December 31, 1998, 1997, and 1996, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, earned $2,710,790, $3,402,320, and $3,481,139, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease during the year ended December 31, 1998, as compared to the year ended December 31, 1997, was partially due to a decrease in rental and earned income of approximately $33,300 due to the fact that the tenant of the Properties in Lancaster and Amherst, New York, filed for bankruptcy and rejected the lease relating to one of the two Properties leased by Brambury Associates. As a result, the tenant ceased making rental payments, on the one rejected lease. The Partnership wrote off approximately $292,600 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to both Properties. The Partnership also increased the allowance for doubtful accounts for past due rental amounts for these Properties in the amount of approximately $82,700 for the year ended December 31, 1998, as compared to the increase in allowance for doubtful accounts of approximately $64,600 for the year ended December 31, 1997 due to the fact that collection of such amounts is questionable. The Partnership continued receiving rental payments relating to the lease that was not rejected until the Partnership sold this Property in March 1999. The lost revenues resulting from the lease that was rejected, as described above, could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner. The General Partners are currently seeking either a new tenant or purchaser for the Property with the rejected lease. The decrease in rental and earned income during 1997, as compared to 1996, is partially attributable to the Partnership increasing its allowance for doubtful accounts by approximately $64,600 during 1997, for rental amounts relating to these Properties located in Lancaster and Amherst, New York. Rental and earned income also decreased by approximately $36,600 during 1997, as compared to 1996, due to the fact that the Partnership sold its Property in Fremont, California in September 1997, as described above in "Capital Resources."

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

     In addition, the increase in operating expenses for 1998 is due to the fact that the Partnership incurred $23,779 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the Limited Partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

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

     As a result of the sale of the Properties in Sacramento, California and Billings, Montana, and the sale of the parcel of land in Austin, Texas, as described above in "Capital Resources," the Partnership recognized a gain of $218,960 for financial reporting purposes during the year ended December 31, 1998. As a result of the sale of the Property in Fremont, California, as discussed above in "Capital Resources," the Partnership recognized a gain of $132,238 for financial reporting purposes for the year ended December 31, 1997. No Properties were sold during the year ended December 31, 1996.

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

Proposed Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 4,243,243 APF Shares. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $41,779,262 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the Limited Partners that is expected to be held in the fourth quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

     The Partnership does not have any information or non-information technology systems. The General Partners and their affiliates provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the General Partners' affiliates consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates have no internally generated programmed software coding to correct, because substantially all of the software utilized by the affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's restaurant properties is the responsibility of the tenants of such properties in accordance with the terms of the Partnership's leases.

The Y2K Team

     In early 1998, the General Partners and their affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of the General Partners and members from their affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

     The information system of the General Partners' affiliates is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates.

     In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has material third party relationships. Such third parties, in addition to the providers of information and non-information technology systems, consist of the Partnership's transfer agent and financial institutions. The Partnership depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

     As of September 15, 1999, the Y2K Team had received responses from approximately 60% of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the General Partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. The Y2K Team is in the process of evaluating the responses and expects to complete this process by October 31, 1999. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades of the hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the General Partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

     The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners do not expect that the Partnership will incur any costs in connection with year 2000 remedial measures.

Assessing the Risks to the Partnership of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Partnership

     The General Partners believe that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Partnership is the failure of one or more of these systems as a result of year 2000 problems. Because the Partnership's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Partnership is not expected to have a material impact on the results of operations of the Partnership. Even if such systems failed, the payment of rent under the Partnership's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the General Partners and their affiliates before the year 2000.

     The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Partnership, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Partnership Records

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Partnership. This could result in the inability of the Partnership to accurately identify its Limited Partners for purposes of distributions, delivery of disclosure materials and transfer of units. The Y2K Team has received certification from the Partnership's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the General Partners cannot be assured that the transfer agent has addressed all possible year 2000 issues.

     The Y2K Team has developed a contingency plan pursuant to which the General Partners and their affiliates would maintain the records of the Partnership manually, in the event that the systems of the transfer agent are not year 2000 compliant. The General Partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The General Partners do not anticipate that the additional cost of these resources would have a material impact on the results of operations of the Partnership.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 93% of the Partnership's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the General Partners cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Partnership's ability to pay its expenses on a current basis. The General Partners do not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Partnership.

     Based upon the responses received from the Partnership's financial institutions and the inability of the Y2K

Team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment of Rent by Tenants

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's tenants is that some of the tenants may make rental payments late as the result of the failure of the tenants to achieve year 2000 compliance of their systems used in the payment of rent, the failure of the tenant's financial institutions to achieve year 2000 compliance, or the temporary disruption of the tenants' businesses. The Y2K Team is in the process of requesting responses from the Partnership's tenants indicating the extent to which their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. The General Partners cannot be assured that the tenants have addressed all possible year 2000 issues. The late payment of rent by one or more tenants would affect the results of operations of the Partnership in the short-term.

     The General Partners are also aware of predictions that the year 2000 problem, if uncorrected, may result in a global economic crisis. The General Partners are not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Partnership's tenants to pay rent and, accordingly, could have a material impact on the results of operations of the Partnership.

     Because payment of rent is under the control of the Partnership's tenants, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rent, the General Partners will assess the remedies available to the Partnership under its lease agreements.

Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS





                                                         Page
                                                         ----

Report of Independent Accountants                         19

Financial Statements:

  Balance Sheets                                          20

  Statements of Income                                    21

  Statements of Partners' Capital                         22

  Statements of Cash Flows                                23

  Notes to Financial Statements                           25


                       Report of Independent Accountants
                       ---------------------------------



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



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 30, 1999, except for the second paragraph of Note 11 for which the date is March 11, 1999.

                            CNL INCOME FUND X, LTD.
                            -----------------------
                        (A Florida Limited Partnership)
                        -------------------------------

                                BALANCE SHEETS
                                --------------


                                                                         December 31,
                                                                 1998                    1997
                                                          -----------------       -----------------
                      ASSETS
                      ------
Land and buildings on operating leases, less
 accumulated depreciation and allowance
 for loss on land and building                                  $16,685,182             $15,709,899
Net Investment in direct financing leases, less
 allowance for impairment in carrying value                      10,713,000              13,460,125
Investment in joint ventures                                      3,421,329               3,505,326
Cash and cash equivalents                                         1,835,972               1,583,883
Restricted cash                                                     361,403                  92,236
Receivables, less allowance for doubtful
 accounts of $236,810 and $137,856                                   81,100                 123,903
Prepaid expenses                                                      5,229                   5,877
Accrued rental income, less allowance for
 doubtful accounts of $269,421 and
 $117,593                                                         1,342,166               1,775,374
Other assets                                                         35,484                  33,104
                                                          -----------------       -----------------

                                                                $34,480,865             $36,289,727
                                                          =================       =================

         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------

Accounts payable                                                $     2,403             $     6,033
Accrued and escrowed real estate taxes
 payable                                                             27,418                  27,784
Distributions payable                                               900,001                 900,001
Due to related parties                                               29,987                   4,946
Rents paid in advance and deposits                                  103,414                 132,419
                                                          -----------------       -----------------
   Total liabilities                                              1,063,223               1,071,183

Minority interest                                                    64,745                  64,501

Partners' capital                                                33,352,897              35,154,043
                                                          -----------------       -----------------

                                                                $34,480,865             $36,289,727
                                                          =================       =================



                See accompanying notes to financial statements.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                              STATEMENTS OF INCOME
                              --------------------

                                                                                        Year Ended December 31,
                                                                        1998                     1997                     1996
                                                               --------------------     --------------------     ------------------
Revenues:
 Rental income from operating leases                                    $ 1,886,761               $1,896,607             $1,921,562
 Adjustments to accrued rental income                                      (457,567)                 (28,812)               (88,781)
 Earned income from direct financing leases                               1,281,596                1,534,525              1,648,358
 Contingent rental income                                                    67,511                   51,678                 45,126
 Interest and other income                                                  108,481                   88,853                 75,896
                                                               --------------------     --------------------     ------------------
                                                                          2,886,782                3,542,851              3,602,161
                                                               --------------------     --------------------     ------------------
Expenses:
 General operating and administrative                                       163,189                  153,672                166,049
 Bad debt expense                                                             5,887                       --                     --
 Professional services                                                       44,309                   26,890                 33,692
 Real estate taxes                                                              199                    9,703                     --
 State and other taxes                                                       10,520                    9,372                  2,357
 Depreciation and amortization                                              259,866                  214,468                207,959
 Transaction costs                                                           23,779                       --                     --
                                                               --------------------     --------------------     ------------------
                                                                            507,749                  414,105                410,057
                                                               --------------------     --------------------     ------------------

Income Before Minority Interest in Income of Consolidated
 Joint Venture, Equity in Earnings of Unconsolidated
 Joint Ventures, Gain on Sale of Land and Building and
 Provision for Loss on Land, Building, and Impairment in
 Carrying Value of Net Investment in Direct Financing
 Lease                                                                    2,379,033                3,128,746              3,192,104

Minority Interest in Income of Consolidated Joint Venture                    (9,302)                  (8,522)                (8,663)

Equity in Earnings of Unconsolidated Joint Ventures                         292,013                  278,919                278,371

Gain on Sale of Land and Building                                           218,960                  132,238                     --

Provision for Loss on Land, Building, and Impairment in
 Carrying Value of Net Investment in Direct Financing
 Lease                                                                   (1,001,846)                      --                     --
                                                               --------------------     --------------------     ------------------

Net Income                                                              $ 1,878,858               $3,531,381             $3,461,812
                                                               ====================     ====================     ==================

Allocation of Net Income:
 General partners                                                       $    21,016               $   33,991             $   34,618
 Limited partners                                                         1,857,842                3,497,390              3,427,194
                                                               --------------------     --------------------     ------------------
                                                                        $ 1,878,858               $3,531,381             $3,461,812
                                                               ====================     ====================     ==================

Net Income Per Limited Partner Unit                                     $      0.46               $     0.87             $     0.86
                                                               ====================     ====================     ==================

Weighted Average Number of Limited Partner Units
 Outstanding                                                              4,000,000                4,000,000              4,000,000
                                                               ====================     ====================     ==================

                See accompanying notes to financial statements.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


                                    General Partners                                   Limited Partners
                              ---------------------------   ---------------------------------------------------------
                                              Accumulated                                   Accumulated   Syndication
                              Contributions     Earnings    Contributions   Distributions     Earnings       Costs         Total
                              -------------   -----------   -------------   -------------   -----------   -----------   -----------
Balance, December 31, 1995    $       1,000   $   139,100   $  40,000,000   $ (13,723,133)  $13,773,889   $(4,790,000)  $35,400,856

 Distributions to limited
   partners ($0.91) per
   limited partner unit)                 --            --              --      (3,640,003)           --            --    (3,640,003)
 Net income                              --        34,618              --              --     3,427,194            --     3,461,812
                              -------------   -----------   -------------   -------------   -----------   -----------   -----------

Balance, December 31, 1996            1,000       173,718      40,000,000     (17,363,136)   17,201,083    (4,790,000)   35,222,665

 Distributions to limited
   partners ($0.90 per
   limited partner unit)                 --            --              --      (3,600,003)           --            --    (3,600,003)
 Net income                              --        33,991              --              --     3,497,390            --     3,531,381
                              -------------   -----------   -------------   -------------   -----------   -----------   -----------

Balance, December 31, 1997            1,000       207,709      40,000,000     (20,963,139)   20,698,473    (4,790,000)   35,154,043

 Distributions to limited
   partners ($0.92 per
   limited partner unit)                 --            --              --      (3,680,004)           --            --    (3,680,004)
 Net income                              --        21,016              --              --     1,857,842            --     1,878,858
                              -------------   -----------   -------------   -------------   -----------   -----------   -----------

Balance, December 31, 1998    $       1,000   $   228,725   $  40,000,000   $ (24,643,143)  $22,556,315   $(4,790,000)  $33,352,897
                              =============   ===========   =============   =============   ===========   ===========   ===========

                See accompanying notes to financial statements.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                    Year Ended December 31,
                                                       1998                   1997                  1996
                                                  --------------       ----------------      ----------------
Increase (Decrease) in Cash and Cash
   Equivalents:

     Cash Flows from Operating Activities:
       Cash received from tenants                    $ 3,382,562            $ 3,380,391           $ 3,491,064
       Distributions from unconsolidated
          joint ventures                                 373,004                353,207               354,648
       Cash paid for expenses                           (221,284)              (190,902)             (211,345)
       Interest received                                  70,156                 53,721                61,435
                                                  --------------       ----------------      ----------------
          Net cash provided by operating
             activities                                3,604,438              3,596,417             3,695,802
                                                  --------------       ----------------      ----------------

Cash Flows from Investing Activities:
   Proceeds from sale of land and building             1,591,794              1,363,805                    --
   Additions to land and buildings on
     operating leases                                 (1,020,329)            (1,277,308)                 (978)
   Investment in direct financing leases                      --                     --                (1,542)
   Investment in joint venture                                --               (130,404)             (108,952)
   Increase in restricted cash                          (237,758)               (89,702)                   --
   Other                                                   3,006                     --                    --
                                                  --------------       ----------------      ----------------
     Net cash provided by (used in)
        investing activities                             336,713               (133,609)             (111,472)
                                                  --------------       ----------------      ----------------

Cash Flows from Financing Activities:
   Distributions to limited partners                  (3,680,004)            (3,640,002)           (3,640,003)
   Distributions to holder of minority interest           (9,058)                (8,406)               (7,697)
                                                  --------------       ----------------      ----------------
     Net cash used in financing activities            (3,689,062)            (3,648,408)           (3,647,700)
                                                  --------------       ----------------      ----------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                           252,089               (185,600)              (63,370)

Cash and Cash Equivalents at Beginning of Year         1,583,883              1,769,483             1,832,853
                                                  --------------       ----------------      ----------------

Cash and Cash Equivalents at End of Year             $ 1,835,972            $ 1,583,883           $ 1,769,483
                                                  ==============       ================      ================

                See accompanying notes to financial statements.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                      ------------------------------------


                                                                                   Year Ended December 31,
                                                                      1998                   1997                  1996
                                                               ----------------       ----------------      ----------------
Reconciliation of Net Income to Net Cash Provided by
 Operating Activities:

   Net income                                                        $1,878,858             $3,531,381            $3,461,812
                                                               ----------------       ----------------      ----------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Bad debt expense                                                   5,887                     --                    --
       Depreciation                                                     259,866                214,468               206,497
       Amortization                                                          --                     --                 1,462
       Minority interest in income of consolidated
         joint venture                                                    9,302                  8,522                 8,663
       Equity in earnings of unconsolidated joint
         ventures, net of distributions                                  80,991                 74,288                75,898
       Gain on sale of land and building                               (218,960)              (132,238)                   --
       Provision for loss on land, building, and
         impairment in carrying value of net
         investment in direct financing lease                         1,001,846                     --                    --
       Decrease (increase) in receivables                                 8,312                (71,222)               46,834
       Decrease (increase) in prepaid expenses                              648                   (374)               (3,852)
       Decrease in net investment in direct
         financing leases                                               219,237                211,942               160,007
       Decrease (increase) in accrued rental income                     300,791               (201,022)             (315,029)
       Increase in other assets                                          (2,380)                    --                    --
       Increase (decrease) in accounts payable and
         accrued expenses                                                (3,996)               (14,156)               14,318
       Increase (decrease) in due to related parties                     25,041                  3,337                (5,395)
       Increase (decrease) in rents paid in advance
         and deposits                                                    38,995                (28,509)               44,587
                                                               ----------------       ----------------      ----------------
           Total adjustments                                          1,725,580                 65,036               233,990
                                                               ----------------       ----------------      ----------------

Net Cash Provided by Operating Activities                            $3,604,438             $3,696,417            $3,695,802
                                                               ================       ================      ================

Supplemental Schedule of Non-Cash Financing Activities:

   Distributions declared and unpaid at December 31                  $  900,001             $  900,001            $  940,000
                                                               ================       ================      ================

                See accompanying notes to financial statements.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Income Fund X, Ltd. (the
     -----------------------------------
     "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

     The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

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

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Investment in Joint Ventures - The Partnership accounts for its 88.26%
     ----------------------------
     interest in Allegan Real Estate Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

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

     Cash and Cash Equivalents - The Partnership considers all highly liquid
     -------------------------
     investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Income Taxes - Under Section 701 of the Internal Revenue Code, all income,
     ------------
     expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

     Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

     Use of Estimates - The general partners of the Partnership have made a
     ----------------
     number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

     Reclassification - Certain items in the prior years' financial statements
     ----------------
     have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

2.   Leases:
     ------

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

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


2.   Leases - Continued:
     ------------------

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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:


                                               1998                  1997
                                           -----------           -----------
        Land                               $ 9,741,686           $ 9,947,295
        Buildings                            8,588,903             6,875,851
        Construction in process                592,943                    --
                                           -----------           -----------
                                             8,923,532            16,823,146

        Less accumulated depreciation        1,329,832)           (1,113,247)
                                           -----------           -----------
                                             7,593,700            15,709,899
        Less allowance for loss on land
         and building                         (908,518)                   --
                                           -----------           -----------

                                           $16,685,182           $15,709,899
                                           ===========           ===========

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

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

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

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

            1999                              $ 1,725,916
            2000                                1,737,475
            2001                                1,781,312
            2002                                1,896,469
            2003                                1,908,568
            Thereafter                         13,254,521
                                              -----------

                                              $22,304,261
                                              ===========

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

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                       1998                   1997
                                                   ------------           ------------
          Minimum lease payments receivable        $ 18,740,085           $ 25,273,063
          Estimated residual values                   3,553,036              4,225,008
          Less unearned income                      (11,486,793)           (16,037,946)
                                                   ------------           ------------
                                                     10,806,328             13,460,125
          Less allowance for impairment in
           carrying value                               (93,328)                    --
                                                   ------------           ------------
          Net investment in direct financing
           leases                                  $ 10,713,000           $ 13,460,125
                                                   ============           ============

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------------------

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

     The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 1998:


               1999                            $ 1,389,897
               2000                              1,391,381
               2001                              1,398,824
               2002                              1,429,020
               2003                              1,440,530
               Thereafter                       11,690,433
                                                ----------

                                               $18,740,085
                                                ==========

     The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


5.   Investment in Joint Ventures:
     ----------------------------

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

                                               1998                    1997
                                            ----------              ----------
     Land and buildings on operating
      leases, less accumulated
      depreciation                           9,340,944             $ 9,573,341
     Net investment in direct
      financing lease                          657,426                 661,991
     Cash                                        2,935                   8,197
     Receivables                                 7,597                  26,766
     Prepaid expenses                           24,337                  22,852
     Accrued rental income                      19,880                      --
     Liabilities                                 3,119                   7,415
     Partners' capital                       0,050,000              10,285,732
     Revenues                                1,115,856                 930,470
     Net income                                843,914                 695,878


     The Partnership recognized income totalling $292,013, $278,919, and $278,371 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


6.   Restricted Cash:
     ---------------

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

7.   Allocations and Distributions:
     -----------------------------

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

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


7.   Allocations and Distributions - Continued:
     -----------------------------------------

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

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


8.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                              1998                   1997                  1996
                                                            ---------              ---------             ---------

Net income for financial reporting purposes                $1,878,858             $3,531,381            $3,461,812

Depreciation for tax reporting purposes in
 excess of depreciation for financial
 reporting purposes                                          (228,986)              (289,098)             (298,518)

Direct financing leases recorded as
 operating                                                    219,237                211,942               160,007
 leases for tax reporting purposes

Equity in earnings of unconsolidated joint
 ventures for tax reporting purposes in
 excess of equity in earnings of
 unconsolidated joint ventures for
 financial reporting purposes                                  12,612                 15,294                10,839

Gain on sale of land and building for
 financial reporting purposes less than (in
 excess of) gain for tax reporting purposes                    65,474                (42,996)                   --

Allowance for loss on land and building                     1,001,846                     --                    --

Allowance for doubtful accounts                                98,954                133,428                    --

Accrued rental income                                         300,791               (201,022)             (315,029)

Rents paid in advance                                          38,995                (22,593)               45,447

Minority interest in timing differences of
 consolidated joint venture                                       413                  1,461                 2,184

Capitalization of transaction costs for tax
 reporting purposes                                            23,779                     --                    --

Other                                                              --                     --                (7,738)
                                                            ---------              ---------             ---------

Net income for federal income tax purposes                 $3,411,973             $3,337,797            $3,059,004
                                                            =========              =========             =========

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


9.   Related Party Transactions:
     --------------------------

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

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


9.   Related Party Transactions - Continued:
     --------------------------------------

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


                                    1998             1997             1996
                               -------------    -------------    -------------

Golden Corral Corporation           $578,430         $548,399         $568,164
Foodmaker, Inc.                      436,577          646,477          684,277
Flagstar Enterprises, Inc.
 (and Denny's Inc. during
 the years ended December
 31, 1997 and 1996)                      N/A          602,913          668,919

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


10.  Concentration of Credit Risk - Continued:
     ----------------------------------------

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


                                        1998         1997         1996
                                      ---------    ---------    ---------

            Burger King                $758,178     $777,378     $714,792
            Golden Corral Family
             Steakhouse Restaurants     578,430      548,399      568,164
            Shoney's                    440,333      441,052      439,330
            Jack in the Box             436,577      646,477      684,277
            Hardee's                    400,716      403,882      468,037
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

11.  Subsequent Events:
     -----------------

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

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


11.  Subsequent Events - Continued:
     -----------------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 4,243,243 shares of its common stock, par value $0.01 per shares (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $41,779,262 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October, 1999.

                                    CNL INCOME FUND X, LTD.

                                    By:  CNL REALTY CORPORATION
                                         General Partner

                                         /s/ Robert A. Bourne
                                         ---------------------------
                                         ROBERT A. BOURNE, President


                                    By:  ROBERT A. BOURNE
                                         General Partner

                                         /s/ Robert A. Bourne
                                         ---------------------------
                                         ROBERT A. BOURNE


                                    By:  JAMES M. SENEFF, JR.
                                         General Partner

                                         /s/ James M. Seneff, Jr.
                                         ---------------------------
                                         JAMES M. SENEFF, JR.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                       Title                           Date
     ---------                       -----                           ----

/s/ Robert A. Bourne       President, Treasurer and             October 28, 1999
------------------------   Director (Principal Financial
Robert A. Bourne           and Accounting Officer)

/s/ James M. Seneff, Jr.   Chief Executive Officer and          October 28, 1999
------------------------   Director (Principal Executive
James M. Seneff, Jr.       Officer)