Form 10-Q
period 1999-09-30
CNL INCOME FUND X LTD
filed 1999-11-12
CIK 863785

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

   (X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 1999
                               -------------------------------------------------

                                       OR

   ( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _______________________


                             Commission file number
                                     0-20016
                     ---------------------------------------


                             CNL Income Fund X, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Florida                                   59-3004139
-------------------------------------------   ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
-------------------------------------------   ----------------------------------
 (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                              ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

                                    CONTENTS
                                    --------


                                                                          Page
Part I.                                                                   ----

      Item 1.      Financial Statements:

                            Condensed Balance Sheets                       1

                            Condensed Statements of Income                 2

                            Condensed Statements of Partners' Capital      3

                            Condensed Statements of Cash Flows             4

                            Notes to Condensed Financial Statements        5-8

      Item 2.      Management's Discussion and Analysis of Financial
                            Condition and Results of Operations            9-19

      Item 3.      Quantitative and Qualitative Disclosures About
                            Market Risk                                    19
Part II.

      Other Information                                                    20-22

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                               September 30,           December 31,
                                                                                    1999                   1998
                                                                             -------------------    -------------------
                                  ASSETS
                                  ------

   Landand buildings on operating leases, less
       accumulated depreciation of $1,570,638 and
       $329,832 in 1999 and 1998, respectively, and
       allowance for loss on land and building of $908,518
       in 1999 and 1998                                                            $ 16,833,463           $ 16,685,182
   Net investment in direct financing leases, less allowance
       for impairment in carrying value of $93,328 in 1998                            9,444,195             10,713,000
   Investment in joint ventures                                                       4,163,622              3,421,329
   Cash and cash equivalents                                                          1,953,610              1,835,972
   Restricted cash                                                                           --                361,403
   Receivables, less allowance for doubtful accounts of
       $183,730 and $236,810 in 1999 and 1998,
        respectively                                                                     29,338                 81,100
   Prepaid expenses                                                                      23,159                  5,229
   Accrued rental income, less allowance for doubtful
       accounts of $269,421 in 1998                                                   1,338,378              1,342,166
   Other assets                                                                          35,584                 35,484
                                                                             -------------------    -------------------

                                                                                   $ 33,821,349           $ 34,480,865
                                                                             ===================    ===================

                     LIABILITIES AND PARTNERS' CAPITAL
                     ---------------------------------

   Accounts payable                                                                  $  143,163             $    2,403
   Accrued and escrowed real estate taxes payable                                        26,021                 27,418
   Distributions payable                                                                900,001                900,001
   Due to related party                                                                  10,778                 29,987
   Rents paid in advance and deposits                                                   105,497                103,414
                                                                             -------------------    -------------------
       Total liabilities                                                              1,185,460              1,063,223

   Commitments and Contingencies (Note 6)

   Minority interest                                                                     64,350                 64,745

   Partners' capital                                                                 32,571,539             33,352,897
                                                                             -------------------    -------------------

                                                                                   $ 33,821,349           $ 34,480,865
                                                                             ===================    ===================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                Quarter Ended                   Nine Months Ended
                                                                September 30,                     September 30,
                                                            1999            1998              1999             1998
                                                        ------------    ------------      ------------     ------------
Revenues:
    Rental income from operating leases                    $434,545       $ 499,787        $1,399,442       $1,396,043
    Adjustments to accrued rental income                     (6,099)        (13,155)          (18,296)        (445,370)
    Earned income from direct financing leases              263,036         353,378           826,051          976,635
    Contingent rental income                                  6,940           6,239            10,500           16,894
    Interest and other income                                11,179          27,008            42,641           85,774
                                                        ------------    ------------      ------------     ------------
                                                            709,601         873,257         2,260,338        2,029,976
                                                        ------------    ------------      ------------     ------------

Expenses:
    General operating and administrative                     39,069          43,273           125,844          126,834
    Bad debt expense                                             --              --                --            5,887
    Professional services                                    15,722           7,277            45,748           20,636
    Real estate taxes                                         4,351          14,004            21,261           23,578
    State and other taxes                                        --              --            14,682           10,520
    Depreciation                                             84,256          71,349           240,806          187,745
    Transaction costs                                        67,658              --           192,107               --
                                                        ------------    ------------      ------------     ------------
                                                            211,056         135,903           640,448          375,200
                                                        ------------    ------------      ------------     ------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in
    Earnings of Unconsolidated Joint Ventures,
    and Gain (Loss) on Sale of Land, Buildings
    and Net Investment in Direct Financing Lease            498,545         737,354         1,619,890        1,654,776

Minority Interest in Income of Consolidated
    Joint Venture                                            (2,193)         (2,337)           (6,171)          (6,592)

Equity in Earnings of Unconsolidated Joint
    Ventures                                                 95,933          76,163           272,427          213,432

Gain (Loss) on Sale of Land, Buildings and Net
    Investment in Direct Financing Lease                    (42,141)             --            32,499          171,159
                                                        ------------    ------------      ------------     ------------

Net Income                                                 $550,144       $ 811,180        $1,918,645       $2,032,775
                                                        ============    ============      ============     ============

Allocation of Net Income:
    General partners                                       $  5,642        $  8,112          $ 18,583         $ 18,616
    Limited partners                                        544,502         803,068         1,900,062        2,014,159
                                                        ------------    ------------      ------------     ------------

                                                           $550,144       $ 811,180        $1,918,645       $2,032,775
                                                        ============    ============      ============     ============

Net Income Per Limited Partner Unit                         $  0.14        $   0.20          $   0.48          $  0.50
                                                        ============    ============      ============     ============

Weighted Average Number of Limited Partner
    Units Outstanding                                     4,000,000       4,000,000         4,000,000        4,000,000
                                                        ============    ============      ============     ============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                       Nine Months Ended                Year Ended
                                                                         September 30,                 December 31,
                                                                             1999                          1998
                                                                   --------------------------    --------------------------
General partners:
    Beginning balance                                                         $  229,725                    $  208,709
    Net income                                                                    18,583                        21,016
                                                                       ------------------            ------------------
                                                                                 248,308                       229,725
                                                                       ------------------            ------------------

Limited partners:
    Beginning balance                                                         33,123,172                    34,945,334
    Net income                                                                 1,900,062                     1,857,842
    Distributions ($0.68 and $0.92 per
       limited partner unit, respectively)                                    (2,700,003)                   (3,680,004)
                                                                       ------------------            ------------------
                                                                              32,323,231                    33,123,172
                                                                       ------------------            ------------------

Total partners' capital                                                      $32,571,539                   $33,352,897
                                                                       ==================            ==================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               1999                1998
                                                                          ----------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $2,442,140         $2,774,783
                                                                          ----------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                 2,081,725          1,231,106
       Additions to land and buildings on operating
          leases                                                               (1,257,217)                --
       Investment in joint ventures                                              (802,431)                --
       Decrease (increase) in restricted cash                                     359,990         (1,140,970)
                                                                          ----------------    ---------------
              Net cash provided by investing activities                           382,067             90,136
                                                                          ----------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (2,700,003)        (2,780,003)
       Distributions to holder of minority interest                                (6,566)            (6,613)
                                                                          ----------------    ---------------
              Net cash used in financing activities                            (2,706,569)        (2,786,616)
                                                                          ----------------    ---------------

Net Increase in Cash and Cash Equivalents                                         117,638             78,303

Cash and Cash Equivalents at Beginning of Period                                1,835,972          1,583,883
                                                                          ----------------    ---------------

Cash and Cash Equivalents at End of Period                                     $1,953,610         $1,662,186
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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:
         --------------------------------------

         In March 1999, the Partnership sold its property in Amherst, New York, received net sales proceeds of $1,150,000 and recorded a gain of $74,640 for financial reporting purposes (see Note 3). In March 1999, the Partnership reinvested the net sales proceeds, plus additional funds, in a Golden Corral property in Fremont, Nebraska.

         In August 1999, the Partnership sold its property in Fort Myers Beach, Florida for $931,725 and recorded a loss of $42,141 for financial reporting purposes. (See Note 3).

3.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         At December 31, 1998, the Partnership had recorded an allowance of $93,328 for the impairment in the carrying value of the Property in Amherst, New York, due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the property at December 31, 1998 and the estimated net realizable value for this property. In March 1999, the Partnership sold this property, received net sales proceeds of $1,150,000 and recorded a gain of $74,640 for financial reporting purposes, resulting in an aggregate net loss of approximately $18,700. The building portion of this property

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


3.       Net Investment in Direct Financing Leases - Continued:
         -----------------------------------------------------

         had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value), unearned income, and the allowance for impairment in carrying value relating to the building were removed from the accounts and the gain from the sale of the property was reflected in income (see Note 2).

         In August 1999, the Partnership sold its property in Fort Myers Beach, Florida for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts and the loss from the sale of the property was reflected in income. (see Note 2).

4.       Investment in Joint Ventures:
         ----------------------------

         In January 1999, the Partnership entered into a joint venture arrangement, Ocean Shores Joint Venture, with CNL Income Fund XVII, Ltd., an affiliate of the general partners, to own and lease one restaurant property. The Partnership contributed approximately $802,400 to the joint venture and as of September 30, 1999, owned a 69.06% interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at:

                                                                    September 30,             December 31,
                                                                        1999                     1998
                                                                 -------------------      -------------------
                   Land and buildings on operating
                      leases, less accumulated
                      depreciation                                      $ 9,517,730              $ 9,340,944
                   Net investment in direct
                      financing leases                                    1,458,642                  657,426
                   Cash                                                       6,520                    2,935
                   Receivables                                                   --                    7,597
                   Prepaid expenses                                          15,838                   24,337
                   Accrued rental income                                     46,860                   19,880
                   Liabilities                                                3,887                    3,119
                   Partners' capital                                     11,041,703               10,050,000
                   Revenues                                                 928,472                1,115,856
                   Net income                                               719,208                  843,914

         The Partnership recognized income totaling $272,427 and $213,432 for the nine months ended September 30, 1999 and 1998, respectively, from these joint ventures, $95,933 and $76,163 of which was earned during the quarters ended September 30, 1999 and 1998, respectively.

5.       Related Party Transactions:
         ---------------------------

         On September 1, 1999, CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, acquired CNL Fund Advisors, Inc. ("CFA"), an affiliate who provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. As a result of this acquisition, CFA became a wholly owned subsidiary of APF; however, the terms of the management agreement between the Partnership and CFA remain unchanged and in effect.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


6.       Commitments and Contingencies:
         -----------------------------

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,121,622 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $41,779,262 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1999, the Partnership owned 48 Properties, which included interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources
-----------------

         The Partnership's primary source of capital for the nine months ended September 30, 1999 and 1998 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,442,140 and $2,774,783 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash from operations for the nine months ended September 30, 1999, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1999.

         In January 1999, the Partnership used a portion of the net proceeds from the sales of properties during 1998 and 1997 to enter into a joint venture arrangement, Ocean Shores Joint Venture, with CNL Income Fund XVII, Ltd., an affiliate of the general partners, to own and lease one restaurant property. The Partnership contributed approximately $802,400 to the joint venture and as of September 30, 1999, owned a 69.06% interest in the profits and losses of the joint venture.

         In March 1999, the Partnership sold its Property in Amherst, New York and received net sales proceeds of $1,150,000. The Partnership had recorded an allowance for impairment in the carrying value relating to this Property of $93,328 at December 31, 1998 due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the property at December 31, 1998 and the estimated net realizable value for this property. During the nine months ended September 30, 1999, the Partnership recorded a gain relating to the sale of this Property of $74,640 for financial reporting purposes, resulting in an aggregate net loss of approximately $18,700. In March 1999, the Partnership reinvested the net sales proceeds plus additional funds, in a Golden Corral Property in Fremont, Nebraska.

         In addition, in August 1999, the Partnership sold its Property in Fort Myers Beach, Florida for $931,725, resulting in a loss of $42,141 for financial reporting purposes. The Partnership intends to reinvest the net sales proceeds from the sale of this Property in an additional Property.

         Currently, rental income from the Partnership's Properties and any net sales proceeds held by the Partnership pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1999, the Partnership had $1,953,610 invested in such short-term investments, as compared to $1,835,972 at December 31, 1998. The increase in cash and cash equivalents was primarily attributable to the receipt of net sales proceeds relating to the sale of the Property in Fort Myers Beach, Florida, as described above. The increase in cash and cash equivalents was offset by a decrease due to the fact that in January 1999 the Partnership used net sales proceeds from the 1997 and 1998 sales of Properties to enter into a joint venture arrangement with an affiliate of the general partners, as described above. The funds remaining at September 30, 1999, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital and other needs.

Short-Term Liquidity
--------------------

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and, for the nine months ended September 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to limited partners of $2,700,003 and $2,780,003 for the nine months ended September 30, 1999 and 1998, respectively ($900,001 for each of the quarters ended September 30, 1999 and 1998). This represents distributions of $0.68 and $0.70 per unit for the nine months ended September 30, 1999 and 1998, respectively ($0.23 per unit for each quarter ended September 30, 1999 and 1998). No distributions were made to the general partners for the quarters and nine months ended September 30, 1999 and 1998. No amounts distributed to the limited partners for the nine months ended September 30, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,185,460 at September 30, 1999, from $1,063,223 at December 31, 1998, primarily as a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity
-------------------

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations
---------------------

         During the nine months ended September 30, 1998, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 39 wholly owned Properties (which included one Property which was sold in January 1998) to operators of fast-food and family-style restaurant chains. During the nine months ended September 30, 1999, the Partnership and Allegan Real Estate Joint Venture owned and leased 39 wholly owned Properties (which included two Properties which were sold during 1999). During the nine months ended September 30, 1999 and 1998, the Partnership and Allegan Real Estate Joint Venture earned $2,207,197 and $1,927,308, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $691,482 and $840,010 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. Rental and earned income was higher for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due to the fact that in May 1998, the tenant of the Properties in Lancaster and Amherst, New York filed for bankruptcy. As a result, during the nine months ended September 30, 1998, the Partnership wrote off approximately $292,600 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to both Properties. No such amounts were written off during the nine months ended September 30, 1999. Rental and earned income was also higher during the nine months ended September 30, 1999, due to the fact that during the nine months ended September 30, 1998, the Partnership increased the allowance for doubtful accounts for past due rental amounts for these Properties in the amount of $103,600 due to financial difficulties the tenants were experiencing. No such allowance was established during the nine months ended September 30, 1999.

         Rental and earned income during the nine months ended September 30, 1999 was also higher due to the fact the Partnership increased its reserve for accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) by approximately $139,600 during the nine months ended September 30, 1998, due to financial difficulties the tenant of the Property in Fort Pierce, Florida was experiencing. The decrease in rental income for the quarter and nine months ended September 30, 1999 was partially due to the fact that the tenant of the Property in Fort Pierce, Florida vacated the Property in September 1999 and ceased making rental payments to the Partnership. Due to the financial difficulties this tenant was experiencing, the Partnership increased it's allowance for doubtful accounts for this tenant for the quarter and nine months ended September 30, 1999. The Partnership is currently seeking either a replacement tenant or purchaser for this Property.

         The increase in rental and earned income during the nine months ended September 30, 1999, was partially offset by, and the decrease in rental and earned income for the quarter ended September 30, 1999, was partially due to, a decrease in rental and earned income of approximately $33,300 and $105,200 for the quarter and nine months ended September 30, 1999, respectively, due to the fact that the tenant ceased making rental payments relating to the Property in Lancaster, New York, in October 1998. The lost revenues resulting from this Property could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease the Property in a timely manner. The Partnership will not recognize rental income relating to this Property until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property.

         The increase in rental and earned income for the nine months ended September 30, 1999 was also offset by, and the decrease in rental and earned income for the quarter ended September 30, 1999, was partially due to, a decrease of approximately $35,000 and $84,300 during the nine months ended September 30, 1999, respectively, due to the fact that in March 1999, the Partnership sold the Property located in Amherst, New York, as described above in "Capital Resources." Rental and earned income was higher during the nine months ended September 30, 1999, due to the fact that the Partnership collected and recognized as income approximately $38,000 of the past due rental amounts for which the Partnership had previously established an allowance for doubtful accounts relating to the Amherst Property, as described above.

         The increase in rental and earned income for the nine months ended September 30, 1999, was partially offset by, and the decrease in rental and earned income for the quarter ended September 30, 1999, was partially due to, a decrease in rental and earned income of approximately $23,700 and $97,300 for the quarter and nine months ended September 30, 1999, respectively, due to the fact that in October 1998, the tenant of the Boston Market Property in Homewood, Alabama, filed for bankruptcy, rejected the lease relating to this Property and ceased making rental payments to the Partnership. The Partnership will not recognize rental and earned income from this Property until a new tenant for this Property is located or until the Property is sold and the proceeds from such a sale are reinvested in an additional Property. The lost revenues resulting from the rejection of this lease could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease this Property in a timely manner.

         The increase in rental and earned income for the nine months ended September 30, 1999, was also partially offset by, and the decrease in rental and earned income for the quarter ended September 30, 1999, was partially due to, a decrease of $11,800 and $56,500 for the quarter and nine months ended September 30, 1999, respectively, due to the fact that the leases relating to three Burger King Properties were amended to provide for rent reductions from August 1998 through the end of the lease term.

         In addition, the increase during the nine months ended September 30, 1999 in rental and earned income was partially offset by, and the decrease in rental and earned income for the quarter ended September 30, 1999, was partially due to, a decrease of approximately $10,200 and $30,700 for the quarter and nine months ended September 30, 1999, respectively, as a result of the sale of the Property in Billings, Montana in October 1998. As a result of the reinvestment of net sales proceeds from the 1998 sale of the Property in Sacramento, California in a Property in San Marcos, Texas and the reinvestment of net sales proceeds from the 1999 sale of the Property in Amherst, New York, in a Property in Fremont, Nebraska, as described above in "Capital Resources", rental and earned income increased by approximately $59,400 and $127,500 during the quarter and nine months ended September 30, 1999, respectively.

         In addition, the increase for the nine months ended September 30, 1999 was partially offset by, and the decrease for the quarter ended September 30, 1999, was partially due to, a decrease in rental and earned income of approximately $10,100 and $10,500 for the quarter and nine months ended September 30, 1999, respectively, attributable to the sale of the Property in Fort Myers Beach, Florida, as described above in "Capital Resources".

         During the nine months ended September 30, 1999 and 1998, the Partnership earned $42,641 and $85,774, respectively, in interest and other income, $11,179 and $27,008 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. The decrease in interest and other income during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, was primarily attributable to the fact that during the quarter and nine months ended September 30, 1998, the Partnership earned interest on the net sales proceeds relating to the sale of the Property in Sacramento, California, pending the reinvestment of the net sales proceeds in an additional Property. The net sales proceeds were reinvested in a Jack in the Box Property in San Marcos, Texas in November 1998.

         For the quarter and nine months ended September 30, 1999 and 1998, the Partnership also owned and leased eight Properties indirectly through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. For the quarter and nine months ended September 30, 1999, the Partnership also owned and leased one additional Property indirectly through a joint venture arrangement. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Partnership earned $272,427 and $213,432, respectively, $95,933 and $76,163 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. The increase in net income earned by unconsolidated joint ventures during the quarter and nine months ended September 30, 1999, was primarily attributable to the Partnership investing in a joint venture arrangement, Ocean Shores Joint Venture, in January 1999, with CNL Income Fund XVII, Ltd., an affiliate of the general partners.

         Operating expenses, including depreciation expense, were $640,448 and $375,200 for the nine months ended September 30, 1999 and 1998, respectively, of which $211,056 and $135,903 were incurred for the quarters ended September 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, was primarily due to the fact that the Partnership incurred $67,658 and $192,107 in transaction costs for the quarter and nine months ended September 30, 1999, respectively, related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the merger with APF, as described below. If the limited partners reject the merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         In addition, the increase in operating expenses for the quarter and nine months ended September 30, 1999 was partially a result of an increase in depreciation expense due to the purchase of the Property in Fremont, Nebraska in March 1999 and the fact that during 1998, the Partnership reclassified the leases relating to three Properties from direct financing leases to operating leases due to lease amendments.

         The increase in operating expenses was also partially due to the fact that the Partnership accrued insurance, real estate tax expense, and legal fees as a result of the fact that two tenants filed for bankruptcy and rejected two leases relating to the Properties in Lancaster, New York and Homewood, Alabama and as a result of the fact that the tenant in Fort Pierce, Florida vacated the Property, as described above. The Partnership will continue to incur these types of expenses, until replacement tenants or purchasers are located. The Partnership is currently seeking either replacement tenants or purchasers for these Properties.

         As a result of the sale of the Properties in Amherst, New York and Fort Myers Beach, Florida, as described above in "Capital Resources," the Partnership recorded a gain of $74,640 and a loss of $42,121, respectively for financial reporting purposes during the nine months ended September 30, 1999. As a result of the sale of the Property in Sacramento, California, and the sale of the parcel of land in Austin, Texas, the Partnership recognized a gain of $171,159 for financial reporting purposes for the nine months ended September 30, 1998.

Proposed Merger
---------------

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,121,622 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $41,779,262 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

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

Assessing Year 2000 Readiness

         The Y2K Team's initial step in assessing year 2000 readiness consisted of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

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

         As of September 30, 1999, the Y2K Team had received responses from approximately 62 percent of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the general partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

         In addition, the Y2K Team has requested documentation from the Partnership's tenants. As of September 30, 1999, the Y2K Team had received responses from approximately 73 percent of the tenants. All of the responses were in writing. Of the tenant's responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. The general partners cannot be assured that the tenants have adequately considered the impact of the year 2000. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

         The Y2K Team has identified and completed upgrades for its hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

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


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.
                  ------------------

                  On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles
                                             ---------------------------------
                  A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M.
                  -----------------------------------------------------------
                  and Margaret Berol Trust, and Vicky Berol v. James M. Seneff,
                  -------------------------------------------------------------
                  Jr., Robert A. Bourne, CNL Realty Corporation, and CNL
                  ------------------------------------------------------
                  American Properties Fund, Inc., Case No. CIO-99-0003561.
                  -------------------------------

                  On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines,
                                                             -----------
                  individually and on behalf of a class of persons similarly
                  ----------------------------------------------------------
                  situated, v. CNL American Properties Fund, Inc., James M.
                  ---------------------------------------------------------
                  Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL
                  ----------------------------------------------------------
                  Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL
                  --------------------------------------------------------
                  Financial Corp., CNL Financial Services, Inc. and CNL Group,
                  ------------------------------------------------------------
                  Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth
                  -----
                  Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

                  On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL
                                                                      ----------
                  Income Funds Litigation, Case No. 99-3561. Pursuant to this
                  -----------------------------------------
                  order, the plaintiffs in these cases filed a consolidated and amended complaint on by November 8, 1999, and the various defendants, including the general partners, have 45 days to respond to that consolidated complaint.

Item 2.           Changes in Securities. Inapplicable.
                  ---------------------

Item 3.           Default upon Senior Securities. Inapplicable.
                  ------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ---------------------------------------------------
                  Inapplicable.

Item 5.  Other Information.        Inapplicable.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits

              2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999, as amended June 4, 1999, and as amended October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 3 to the Registration Statement of APF on Form S-4, File No. 333-74329.)

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

              27     Financial Data Schedule (Filed herewith.)

                  (b)  Reports on Form 8-K

                       No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED this 10th day of November, 1999.


                              CNL INCOME FUND X, LTD.

                              By:  CNL REALTY CORPORATION
                                   General Partner


                                   By:           /s/ James M. Seneff, Jr.
                                                 -------------------------------
                                                 JAMES M. SENEFF, JR.
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                   By:           /s/ Robert A. Bourne
                                                 -------------------------------
                                                 ROBERT A. BOURNE
                                                 President and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)