Form 10-K405/A
period 1998-12-31
CNL INCOME FUND X LTD
filed 1999-12-21
CIK 863785

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-K/A
                                Amendment No. 2

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended     December 31, 1998
                                           ------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______


                        Commission file number  0-20016

                            CNL INCOME FUND X, LTD.
            (Exact name of registrant as specified in its charter)

           Florida                                     59-3004139
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                            450 South Orange Avenue
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

                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X      No  __________
                                         ---------

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund X, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business.


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

     Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 33 of the Partnership's 48 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of December, 1999.

                                    CNL INCOME FUND X, LTD.

                                    By:  CNL REALTY CORPORATION
                                         General Partner

                                         /s/ Robert A. Bourne
                                         -----------------------------
                                         ROBERT A. BOURNE, President


                                    By:  ROBERT A. BOURNE
                                         General Partner

                                         /s/ Robert A. Bourne
                                         -----------------------------
                                         ROBERT A. BOURNE


                                    By:  JAMES M. SENEFF, JR.
                                         General Partner

                                         /s/ James M. Seneff, Jr.
                                         -----------------------------
                                         JAMES M. SENEFF, JR.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                             Title                             Date
    ---------                             -----                             ----
/s/ Robert A. Bourne        President, Treasurer and Director         December 17, 1999
-------------------------
Robert A. Bourne            (Principal Financial and Accounting
                            Officer)


/s/ James M. Seneff, Jr.    Chief Executive Officer and Director      December 17, 1999
-------------------------
James M. Seneff, Jr.        (Principal Executive Officer)