Form 10-K
period 1999-12-31
CNL INCOME FUND X LTD
filed 2000-03-29
CIK 863785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

       Registrant's telephone number, including area code: (407) 540-2000

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $35,200,000, and were used to acquire 47 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer, and to establish a working capital reserve for Partnership purposes.

         During the year ended December 31, 1995, the Partnership sold its Property in Denver, Colorado, and reinvested the majority of the net sales proceeds in a Shoney's in Fort Myers Beach, Florida. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. During the year ended December 31, 1997, the Partnership sold its Property in Fremont, California, and reinvested the majority of the net sales proceeds in a Boston Market in Homewood, Alabama. In addition, during 1997, the Partnership used approximately $130,400 that had been previously reserved for working capital purposes to invest in a Chevy's Fresh Mex Property located in Miami, Florida, with affiliates of the General Partners as tenants-in-common. During the year ended December 31, 1998, the Partnership sold its Properties in Sacramento, California and Billings, Montana. During 1998, the Partnership reinvested the proceeds from the Sacramento, California sale in a Property in San Marcos, Texas. During the year ended December 31, 1999, the Partnership sold its Properties in Amherst, New York and Fort Myers Beach, Florida. During 1999, the Partnership reinvested the proceeds from the Amherst, New York sale in a Property in Fremont, Nebraska. During January 1999, the Partnership reinvested the net sales proceeds from the sale of its Property in Billings, Montana in a joint venture, Ocean Shores Joint Venture, to purchase and hold one Property. In addition, during 1999, the Partnership reinvested the majority of the net sales proceeds from the Fort Myers Beach, Florida sale in a joint venture arrangement, Peoria Joint Venture, with CNL Income Fund II, Ltd., an affiliate of the General Partners to purchase and hold one Property.

         As a result of the above transactions, as of December 31, 1999, the Partnership owned 49 Properties. The 49 Properties include 11 Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the General Partners to purchase and hold one Property. The Partnership leases the Properties generally on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Termination of Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. the agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General partners; ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. Generally, the leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 14 to 20 years (the average being 18 years) and expire between 2006 and 2019. All leases are generally on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $28,000 to $198,500. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the second to the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 33 of the Partnership's 49 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In March, 1996, the lease relating to the Perkins Property in Ft. Pierce, Florida, was amended to provide for annual base rent effective retroactively back to October 1, 1995 through January 1, 1997. In addition, in December 1998, retroactive back to May 1997 through December 31, 1998, the Partnership agreed to reduce base rent, with rent deferrals totaling $144,633 being payable by the tenant at the time that the Property is leased to another tenant, the date the Property is sold or upon termination of the lease, whichever occurs first. Effective January 1, 1999, the rents reverted back to the amounts due under the original lease agreement. In September 1999, the tenant vacated the Property. The Partnership is currently seeking a replacement tenant or a purchaser for this Property.

         During 1998, two tenants, Brambury Associates, Inc. and Boston Chicken, Inc., filed for bankruptcy and rejected the leases relating to two of their three Properties and ceased making rental payments to the Partnership on the rejected leases. In January 2000, the Partnership re-leased one of the rejected lease Properties to a new tenant, to operate a Kinko's Copies. The Partnership will not recognize rental and earned income from the remaining rejected lease Property until a new tenant is located or until the Property is sold and the proceeds from such sale is reinvested in an additional Property. The Partnership continued receiving rental payments relating to the lease that was not rejected until the Partnership sold this Property in March 1999. In March 1999, the Partnership reinvested the net sales proceeds in a Golden Corral Property located in Fremont, Nebraska. The lost revenues resulting from the remaining lease that was rejected, as described above, could have an adverse affect on the results of operations of the Partnership if the Partnership is unable to re-lease this Property in a timely manner. The General Partners are currently seeking either a new tenant or purchaser for the Property.

         In January 1999 and November 1999, the Partnership invested in Ocean Shores Joint Venture and Peoria Joint Venture, each with affiliates of the General Partners to hold one restaurant property. The lease terms for the Properties owned by the joint ventures are substantially the same as the Partnership's other leases as described above.

         In August 1999, the leases relating to the Long John Silver's Properties in Alamogordo and Las Cruces, New Mexico were amended to provide rent deferrals. The rent deferrals are payable by the tenant beginning in August 2001.

Major Tenants

         During 1999, two lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation and Jack in the Box Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from ten Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 1999, Golden Corral Corporation was the lessee under leases relating to five restaurants and Jack in the Box, Inc. was the lessee under leases relating to six restaurants. It is anticipated that based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 2000. In addition, five Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Hardee's, Burger King, Shoney's and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income during 1999 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from ten Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). In 2000, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could have a material adverse affect on the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or groups of affiliated tenants lease Properties with an aggregate carrying value, in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into a joint venture arrangement, Allegan Real Estate Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into three separate joint venture arrangements: CNL Restaurant Investments III with CNL Income Fund IX, Ltd., to purchase and hold six Properties; Ashland Joint Venture with CNL Income Fund IX, Ltd. and CNL Income Fund XI, Ltd., to purchase and hold one Property; and Williston Real Estate Joint Venture with CNL Income Fund XII, Ltd., to purchase and hold one Property. In addition, in January 1999, the Partnership entered into a joint venture arrangement, Ocean Shores Joint Venture, with CNL Income Fund XVII, Ltd., to purchase and hold one restaurant Property.

         In November 1999, the Partnership also entered into a joint venture arrangement, Peoria Joint Venture, with CNL Income Fund II, Ltd., to purchase and hold one restaurant Property. Each of the CNL Income Funds is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the State of Florida.

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has an 88.26% interest in Allegan Real Estate Joint Venture, a 50 percent interest in CNL Restaurant Investments III, a 10.51% interest in Ashland Joint Venture, a 40.95% interest in Williston Real Estate Joint Venture, a 69.06% interest in Ocean Shores Joint Venture, and a 52 percent interest in Peoria Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

         CNL Restaurant Investments III's joint venture agreement does not provide for a fixed term, but continues in existence until terminated by either of the joint venturers. Ashland Joint Venture has an initial term of 14 years and Allegan Real Estate Joint Venture, Williston Real Estate Joint Venture and Peoria Joint Venture each have an initial term of 20 years. After the expiration of the initial term, each of the joint ventures continues in existence from year to year unless terminated at the option of any of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

         The Partnership has management control of Allegan Real Estate Joint Venture and shares management control equally with affiliates of the General Partners for CNL Restaurant Investments III, Williston Real Estate Joint
Venture, Ashland Joint Venture, Ocean Shores Joint Venture and Peoria Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partners, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of CNL Restaurant Investments III, Allegan Real Estate Joint Venture, Ashland Joint Venture, Williston Real Estate Joint Venture, Ocean Shores Joint Venture and Peoria Joint Venture is distributed 50 percent, 88.26%, 10.51%, 40.95%, 69.06% and 52 percent, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with their respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture arrangements, the Partnership entered into an agreement to hold a Property in Clinton, North Carolina, as tenants-in-common with CNL Income Fund IV, Ltd., CNL Income Fund VI, Ltd. and CNL Income Fund XV, Ltd. In addition, the Partnership entered into an agreement to hold a Property in Miami, Florida, as tenants-in-common, with CNL Income Fund III, Ltd., CNL Income Fund VII, Ltd., and CNL Income Fund XIII, Ltd. The agreements provide for the Partnership and the other parties to share in the profits and losses of the Properties in proportion to each party's percentage interest. The Partnership owns a 13 percent and 6.69% interest, respectively in these Properties. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each party's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining party.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of a Property if the proceeds are reinvested in an additional Property.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., (formerly CNL Group, Inc.), a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

         As of December 31, 1999, the Partnership owned 49 Properties. Of the 49 Properties, 36 are owned by the Partnership in fee simple, 11 are owned through joint venture arrangements and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,700 to 200,900 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 1999 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 1999.

          State                                       Number of Properties
          -----                                       --------------------

          Alabama                                                2
          Arizona                                                1
          Florida                                                5
          Idaho                                                  1
          Illinois                                               1
          Louisiana                                              2
          Michigan                                               2
          Missouri                                               1
          Montana                                                5
          Nebraska                                               1
          New Hampshire                                          3
          New Mexico                                             3
          New York                                               2
          North Carolina                                         4
          Ohio                                                   3
          Pennsylvania                                           1
          South Carolina                                         1
          Tennessee                                              3
          Texas                                                  7
          Washington                                             1
                                                             ------
          TOTAL PROPERTIES                                      49
                                                             ======


         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,800 to 10,700 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to sue for other than restaurant operations. As of December 31, 1999, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $19,722,031 and $9,399,386, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 1999 by Restaurant Chain.

               Restaurant Chain                         Number of Properties
               ----------------                         --------------------

                Boston Market                                         1
                Burger King                                          13
                Chevy's Fresh Mex                                     1
                Denny's                                               3
                Golden Corral                                         5
                Hardee's                                              7
                IHOP                                                  1
                Jack in the Box                                       6
                Long John Silver's                                    2
                Perkins                                               2
                Pizza Hut                                             5
                Shoney's                                              3
                                                                   -----
                TOTAL PROPERTIES                                     49
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

         At December 31, 1999, 1998, 1997, 1996, and 1995, the Properties were 96%, 96%, 100%, 100%, and 100% occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:

                                      1999              1998             1997              1996              1995
                                  --------------    -------------    --------------    -------------     -------------

Rental Revenues (1)                  $3,490,765      $3,163,838        $3,823,808       $3,894,384        $3,882,392
Properties (2)                               47              47                49               48                47
Average Rent Per Property              $ 74,272        $ 67,316          $ 78,037         $ 81,133          $ 82,604


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



         The following is a schedule of lease expirations for leases in place as of December 31, 1999, for the next ten years and thereafter.

                                                  Percentage of
                                Number            Annual Rental             Gross Annual
  Expiration Year              of Leases            Revenues                Rental Income
 -------------------         --------------      ----------------         ------------------

       2000                     --                      $     --                        --
       2001                     --                            --                        --
       2002                     --                            --                        --
       2003                     --                            --                        --
       2004                     --                            --                        --
       2005                     --                            --                        --
       2006                      10                      653,230                    20.21%
       2007                      3                       538,740                    16.67%
       2008                     --                            --                        --
       2009                      4                       344,873                    10.67%
       Thereafter                30                    1,695,269                    52.45%
                              ---------          ----------------         -----------------
       Total (1)                 47                 $  3,232,112                   100.00%
                              =========          ================         =================


(1) Excludes two Properties which were vacant at December 31, 1999.

         Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 1999 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business Leases.

         Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2007 and 2014) and the average minimum base rent is approximately $160,250 (ranging from approximately $102,300 to $198,500).

         Jack in the Box Inc. leases six Jack in the Box restaurants. The initial term of each lease is between 18 and 20 years (expiring between 2009 and 2016) and the average minimum base rent is approximately $77,750 (ranging from approximately $63,000 to $92,600).

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.


Item 3.  Legal Proceedings

         On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No.
CIO-99-0003561.

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

         On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the General Partners and CNL Group, inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2000, there were 3,507 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 1999, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception, the price for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1999 and 1998 other than pursuant to the Plan, net of commissions.

                                             1999 (1)                               1998 (1)
                                 ----------------------------------     ----------------------------------
                                   High         Low        Average        High         Low       Average
                                 ---------    --------    ----------    ---------    --------   -----------
         First Quarter                (2)         (2)           (2)       $10.00       $9.30         $9.65
         Second Quarter               (2)         (2)           (2)         9.50        8.50          9.30
         Third Quarter              $9.50       $7.83         $8.58         9.50        7.80          9.29
         Fourth Quarter              8.42        7.27          7.78         9.70        8.25          8.85


(1)      A total of 5,600 and 19,100 Units were transferred  other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  1999  and  1998,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the partnership agreement.

         For the years ended December 31, 1999 and 1998, the Partnership declared cash distributions of $3,600,004 and $3,680,004, respectively, to the Limited Partners. Distributions for 1998 include $80,000 declared as a special distribution to the Limited Partners of $80,000 which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         Quarter Ended                    1999                1998
         ---------------------       ---------------     ----------------

         March 31                          $900,001             $980,001
         June 30                            900,001              900,001
         September 30                       900,001              900,001
         December 31                        900,001              900,001

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable

Item 6.  Selected Financial Data

                                        1999              1998               1997               1996              1995
                                   ---------------    --------------     --------------    ---------------    --------------
  Year ended December 31:
    Revenues (1)                       $3,417,506        $3,169,493         $3,813,248         $3,871,869        $3,875,779
    Net income (2)                      2,269,401         1,878,858          3,531,381          3,461,812         3,552,067
    Cash distributions
       declared (3)                     3,600,004         3,680,004          3,600,003          3,640,003         3,640,003
    Net income per Unit (2)                   .56               .46                .87                .86               .88
    Cash distributions
       declared per Unit (3)                  .90               .92                .90                .91               .91

  At December 31:
    Total assets                      $33,248,120       $34,480,865        $36,289,727        $36,437,560        $36,563,796
    Partners' capital                  32,022,294        33,352,897         35,154,043         35,222,665         35,400,856


(1) Revenues include equity in earnings of unconsolidated joint ventures, minority interest in income of the consolidated joint venture, and adjustments to accrued renal income as a result of certain tenants filing for bankruptcy and rejecting the leases relating to these Properties.

(2) Net income for the years ended December 31, 1999, 1998, 1997 and 1995, includes $32,499, $218,960, $132,238, and $67,214, respectively, from gains on sale of land and buildings. Net income for the years ended December 31, 1999 and 1998, includes $357,760 and $1,001,846, respectively, from provision for loss on land, building and net investment in direct financing lease.

(3) Distributions for the years ended December 31, 1998, 1996, and 1995, include a special distribution to the Limited Partners of $80,000, $40,000, and $40,000, respectively, which represented cumulative excess operating reserves.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1999, the Partnership owned 49 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1999, 1998, and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,182,882, $3,604,438, and $3,596,417 for the years ended December 31, 1999, 1998, and 1997, respectively. The decrease in cash from operations during 1999, as compared to 1998, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital. The increase in cash from operations during 1998, as compared to 1997, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 1999, 1998, and 1997.

         In September 1997, the Partnership sold its Property in Fremont, California, to the franchisor for $1,420,000 and received net sales proceeds of $1,363,805, resulting in a gain of $132,238 for financial reporting purposes. This Property was originally acquired by the Partnership in March 1992 and had a cost of approximately $1,116,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $246,900 in excess of its original purchase price. In October 1997, the Partnership reinvested approximately $1,277,300 of the net sales proceeds in a Boston Market Property in Homewood, Alabama. The Partnership acquired the Boston Market Property from an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs. A portion of the transaction relating to the sale of the Property in Fremont, California, and the reinvestment of the proceeds in a Boston Market Property in Homewood, Alabama, qualified as a like-kind exchange transaction for federal income tax purposes.

         In December 1997, the Partnership used approximately $130,400 that had been previously reserved for working capital purposes to invest in a Chevy's Fresh Mex Property located in Miami, Florida, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each party will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1999, the Partnership owned a 6.69% interest in this Property.

         In January 1998, the Partnership sold its Property in Sacramento, California, to the tenant for $1,250,000 and received net sales proceeds of $1,230,672, resulting in a gain of $163,350 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1991 and had a cost of approximately $969,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $261,300 in excess of its original purchase price. In November 1998, the Partnership reinvested the majority of the net sales proceeds in a Jack in the Box Property located in San Marcos, Texas. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

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

         In October 1998, the Partnership sold its Property in Billings, Montana to the tenant for $362,000 and received net sales proceeds of $360,688, resulting in a gain of $47,800 for financial reporting purposes. This Property was originally acquired by the Partnership in April 1992 and had a cost of approximately $302,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $58,700 in excess of its original purchase price. In January 1999, the Partnership reinvested the majority of these proceeds plus remaining net proceeds from other sales of properties in a joint venture, Ocean Shores Joint Venture, with an affiliate of the General Partners, to hold one restaurant property. The Partnership owns a 69.06% interest in the profits and losses of the joint venture. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In March 1999, the Partnership sold its Property in Amherst, New York to a third party and received net sales proceeds of $1,150,000. The Partnership had recorded an allowance for impairment in the carrying value relating to this Property of $93,328 at December 31, 1998 due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the Property at December 31, 1998 and the estimated net realizable value for a Property. During 1999, the Partnership recorded a gain relating to the sale of this Property of $74,640 for financial reporting purposes, resulting in an aggregate net loss of approximately $18,700. In March 1999, the Partnership reinvested the net sales proceeds plus additional funds, totaling approximately $1,257,200 in a Golden Corral Property in Fremont, Nebraska. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In addition, in August 1999, the Partnership sold its Property in Fort Myers Beach, Florida for $931,725, resulting in a loss of $42,141 for financial reporting purposes. In November 1999, the Partnership reinvested the majority of these proceeds in a joint venture arrangement, Peoria Joint Venture, with CNL Income Fund II, Ltd., a Florida limited partnership and an affiliate of the General Partners, to purchase and hold one restaurant Property. The Partnership contributed approximately $825,700 and had a 52 percent interest in the profits and losses of the joint venture as of December 31, 1999. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners) resulting from the sale.

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

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties are invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to partners or to reinvest in additional Properties. At December 31, 1999, the Partnership had $967,094, invested in such short-term investments as compared to $1,835,972 at December 31, 1998. The decrease in cash and cash equivalents was primarily attributable to the fact that during 1999, the Partnership reinvested the net sales proceeds relating to the sale of several Properties during 1998 in a Property in Ocean Shores, Washington, as a joint venture with affiliates of the General Partners, in a Property in Fremont, Nebraska, and a Property in Peoria, Arizona, as a joint venture with affiliates of the General Partners, as described above. As of December 31, 1999, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 2.67% annually. The funds remaining at December 31, 1999 will be used towards the payment of distributions and other liabilities.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, and during the year ended December 31, 1998, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,600,004, $3,680,004, and $3,600,003 for the years ended December 31, 1999, 1998, and 1997, respectively. This represents distributions of $0.90, $0.92, $0.90 per Unit for the years ended December 31, 1999, 1998, and 1997, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 1999, 1998, and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 1999, 1998, and 1997, affiliates of the General Partners incurred $203,582, $125,405, and $86,327, respectively, for certain operating expenses. As of December 31, 1999 and 1998, the Partnership owed $60,116 and $29,987, respectively, to affiliates for such amounts and accounting and administrative services. As of March 15, 2000, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, increased to $1,100,659 at December 31, 1999, from $1,033,236 at December 31, 1998, primarily as a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described in "Termination of Merger". The increase was partially offset by a decrease of rents paid in advance as of December 31, 1999. Liabilities at December 31, 1999, to the extent they exceed cash and cash equivalents at December 31, 1999, will be paid from future cash from operations or from future General Partners contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During 1997, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 40 wholly owned Properties (including one Property in Fremont, California, which was sold in September
1997). During 1998, the Partnership owned and leased 40 wholly owned Properties (including two Properties sold in 1998) and during 1999, the Partnership owned and leased 39 wholly owned Properties (including two Properties sold in 1999). In addition, during 1999, 1998, and 1997, the Partnership was a co-venturer in two separate joint ventures that each owned and leased one Property and one joint venture which owned and leased six Properties. During 1999, the Partnership was a co-venturer in two additional joint ventures that each owned and leased one Property. In addition, during 1997, 1998 and 1999, the
Partnership owned and leased two Properties with affiliates as tenants-in-common. As of December 31, 1999, the Partnership owned, either directly or through joint venture arrangements, 49 Properties which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $28,000 to $198,500. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the second to the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item
2. Properties, respectively.

         During the years ended December 31, 1999, 1998, and 1997, the Partnership and its consolidated joint venture, earned $2,899,879, $2,710,790, and $3,402,320, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases. The increase during the year ended December 31, 1999, as compared to 1998, was partially offset by, and the decrease during 1998, as compared to 1997, was partially due to, a decrease in rental and earned income of approximately $138,900 and $33,300, during 1999 and 1998, respectively, due to the fact that during 1998, the tenant of the Properties in Lancaster and Amherst, New York, Brambury Associates, Inc. filed for bankruptcy and rejected the lease relating to the Property in Lancaster, New York. As a result, the tenant ceased making rental payments on this Property. The Partnership continued receiving rental payments relating to the lease that was not rejected until the Partnership sold this Property in March 1999, as described above in "Capital Resources," which led to a decrease in rental and earned income during 1999, as compared to 1998. The lost revenues resulting from the lease that was rejected, as described above, could have an adverse affect on the results of operations of the Partnership if the Partnership is unable to re-lease this Property in a timely manner. The General Partners are currently seeking either a new tenant or purchaser for the Property with the rejected lease. Rental and earned income were lower during 1998, as compared to 1999 and 1997, due to the fact that as a result of the bankruptcy, during 1998, the Partnership reversed approximately $292,600 of accrued rental income that it has previously recorded (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to both Properties. No such amounts were reversed during 1999.

         Rental and earned income were lower during 1998, as compared to 1997 due to the fact that the lease relating to the Perkins Property in Ft. Pierce, Florida, was amended to provide for rent reductions from May 1997 through December 31, 1998. Due to the lease amendment and questionable collectibility of future scheduled rent increases from this tenant, during 1998, the Partnership increased its reserve for accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) by approximately $151,800. In September 1999, the tenant vacated the Property and ceased making rental payments to the Partnership, resulting in a decrease in rental and earned income of $23,300 during 1999, as compared to 1998. The General Partners are currently seeking either a new tenant or purchaser for this Property.

         In addition, the increase in rental and earned income during 1999, as compared to 1998, was partially offset by, and the decrease during 1998, as compared to 1997, was partially attributable to a decrease of approximately $138,800 and $3,800 during 1999 and 1998, respectively, due to the fact that in October 1998, Boston Chicken, Inc., the tenant of the Boston Market Property in Homewood, Alabama, filed for bankruptcy and rejected the lease relating to this Property and ceased making payments to the Partnership. In conjunction with the rejected lease, during 1998, the Partnership reversed approximately $13,200 of accrued rental income that it had previously recorded (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). In January 2000, the Partnership entered into a new lease with a new tenant to operate the location as a Kinko's Copies. In connection therewith, the Partnership agreed to remove the old building so the tenant could construct a new building. As a result, the Partnership recorded a loss representing the undepreciated cost of the building as of December 31, 1999.

         The increase in rental and earned income during 1999, as compared to 1998, was partially offset by, and the decrease during 1998, as compared to 1997, was partially attributable to a decrease of approximately $52,900 and $39,900 for 1999 and 1998, respectively, due to the fact that the leases relating to the Burger King Properties in Irondequoit, New York; Ashland, Ohio; and Henderson, North Carolina were amended to provide for rent reductions from August 1998 through the end of the lease term.

         The increase in rental  income  during 1999,  as compared to 1998,  was partially offset by, and the decrease during 1998, as compared to 1997, was partially attributable to a decrease of approximately $80,000 and $210,100, during 1999 and 1998, respectively, as a result of the sale of several Properties during 1997, 1998 and 1999. This decrease was partially offset by an increase of approximately $188,200 and $143,800 during 1999 and 1998, respectively, due to the reinvestment of the majority of net sales proceeds received.

         During the years ended December 31, 1999, 1998, and 1997, the Partnership also earned $96,541, $67,511, and $51,678, respectively, in contingent rental income. The increase in contingent rental income during 1999 and 1998, each as compared to the previous year, was primarily attributable to an increase in gross sales relating to certain restaurant properties whose leases require the payment of contingent rent.

         For the years ended December 31, 1999, 1998, and 1997, the Partnership also earned $380,616, $292,013, and $278,919, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by unconsolidated joint ventures during 1999, as compared to 1998, was primarily attributable to the fact that during 1999, the Partnership invested in Ocean Shores Joint Venture and Peoria Joint Venture, as described above in "Capital Resources." The increase during 1998, as compared to 1997, was primarily attributable to the Partnership investing in a Property in Miami, Florida, in December 1997, with affiliates of the General Partners as tenants-in-common, also as described above in "Capital Resources."

         During the year ended December 31, 1999, two lessees, Golden Corral Corporation and Jack in the Box Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from ten Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 1999, Golden Corral Corporation was the lessee under leases relating to five restaurants and Jack in the Box Inc. was the lessee under leases relating to six restaurants. It is anticipated that based on the minimum rental payments required by the leases, these two lessees will continue to contribute more than ten percent of the Partnership's total rental income during 2000. In addition, during the year ended December 31, 1999, five Restaurant Chains, Golden Corral, Hardee's, Burger King, Shoney's and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from ten Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). In 2000, it is anticipated that these five Restaurant Chains will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended 1999, 1998 and 1997, the Partnership also earned $48,935, $108,481 and $88,853, respectively, in interest and other income. The decrease in interest and other income during 1999, as compared to 1998, was primarily attributable to the fact that during 1998, the Partnership earned interest on the net sales proceeds relating to the sale of the Property in Sacramento, California, pending the reinvestment of the net sales proceeds in a Jack in the Box Property in San Marcos, Texas in November 1998.

         Operating expenses, including depreciation and amortization expense, were $822,844, $507,749, and $414,105 for the years ended December 31, 1999,
1998, and 1997, respectively. The increase in operating expenses during the years ended December 31, 1999 and 1998, each as compared to the previous year, was partially the result of an increase in depreciation expense due to the purchase of several Properties during 1997, 1998 and 1999 and the fact that during 1998, the Partnership reclassified the leases relating to the Properties in Irondequoit, New York, Ashland, Ohio, and Henderson, North Carolina from direct financing leases to operating leases due to lease amendments. In addition, the increase in operating expenses was partially due to the fact that the Partnership recorded legal expenses, real estate taxes, insurance and maintenance relating to the Properties in Lancaster, New York and Homewood, Alabama due to the fact that the tenants of these Properties filed for bankruptcy. In January 2000, the Partnership re-leased the Property in Homewood, Alabama, to a new tenant who will be responsible for such expenses in the future, based on the terms of the lease agreement. The Partnership expects to continue to incur such expenses relating to the remaining Property with a rejected lease and the vacant Property, until replacement tenants or purchasers are located. The Partnership is currently seeking either replacement tenants or purchasers for these Properties.

         In addition, the increase in operating expenses for 1999 and 1998 was due to the fact that the Partnership incurred $195,746 and $23,779, respectively, in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below in "Termination of Merger."

         As a result of the sale of the Properties in Amherst, New York and Fort Myers Beach, Florida, the Partnership recorded a gain of $74,640 and a loss of $42,141, respectively, for financial reporting purposes during the year ended December 31, 1999. As a result of the sale of the Properties in Sacramento, California and Billings, Montana, and the sale of the parcel of land in Austin, Texas, the Partnership recognized a gain of $218,960 for financial reporting purposes during the year ended December 31, 1998. As a result of the sale of the Property in Fremont, California, the Partnership recognized a gain of $132,238 for financial reporting purposes for the year ended December 31, 1997. For additional information on the sales of these Properties, see "Capital Resources."

         During the year ended December 31, 1998, the Partnership recorded a provision for loss totaling $1,001,846 relating to the land, building, and carrying value of the net investment in direct financing lease relating to the Properties in Lancaster, New York; Amherst, New York; and Homewood, Alabama. The tenants of these Properties filed for bankruptcy during 1998, and rejected two of the three leases related to these Properties. The allowance represented the difference between the carrying value of the Properties at December 31, 1998, and the estimated net realizable value for these Properties. In March 1999, the Partnership sold the Property in Amherst, New York, as described above in "Capital Resources." In connection with the Property in Homewood, Alabama, in January 2000, the Partnership entered into a new lease with a new tenant for a Kinko's Copies store. In connection therewith, the Partnership agreed to remove the old building from the Property so the new tenant can construct a new building. Therefore, at December 31, 1999, the Partnership recorded an impairment for $357,760, representing the undepreciated cost of the old building for financial reporting purposes.

         The Partnership's leases as of December 31, 1999, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Termination of Merger

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Overview of Year 2000 Problem

         The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Status

         The Partnership generally does not directly own information technology systems. The General Partners and their affiliates generally provide all services requiring the use of information and some non-information technology systems. In early 1998, affiliates of the General Partners formed a year 2000 committee ("the Y2K Team") that assessed the readiness of any systems that are date sensitive and completed upgrades for the hardware equipment and software that was not year 2000 compliant, as necessary. The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners and their affiliates do not expect that the Partnership will incur any costs in connection with the year 2000 remedial measures. In addition, the Y2K Team requested and received certifications of compliance from other companies with which the General Partners, their affiliates, and the Partnership have material third party relationships.

         In assessing the risks presented by the year 2000 problem, the Y2K Team identified potential worst case scenarios involving the future of the information and non-information technology systems used by the Partnership's transfer agent, financial institutions and tenants. As of January 14, 2000, the General Partners and their affiliates have tested the information and non-information technology systems used by the Partnership and have not experienced material disruption or other significant problems. In addition, as of the same date, the General Partners are not aware of any material year 2000 problems relating to information and non-information technology systems of third parties with which the Partnership maintains material relationships, including those of the Partnership's transfer agent, financial institutions and tenants. In addition, in the Partnership's interactions with its transfer agent, financial institutions and tenants, the systems of these third parties have functioned normally. Until the Partnership's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the General Partners will continue to monitor the year 2000 compliance of the transfer agent. In addition, the General Partners will continue to monitor the systems used by the Partnership and to maintain contact with third parties with which the Partnership has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The General Partners will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

         Based on the information provided to the Y2K Team, the upgrades and remedial measures by the General Partners and their affiliates, and the normal functioning to date of information and non-information technology systems used by the Partnership and those third parties, the General Partners do not foresee significant risks associated with its year 2000 compliance at this time. In addition, the General Partners and their affiliates do not expect to incur any additional costs in connection with the year 2000 remedial efforts. However, there can be no assurance that the General Partners and their affiliates or any third parties will not have ongoing year 2000 issues that may have adverse effects on the Partnership.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS






                                                                          Page

Report of Independent Certified Public Accountants                         19

Financial Statements:

     Balance Sheets                                                        20

     Statements of Income                                                  21

     Statements of Partners' Capital                                       22

     Statements of Cash Flows                                              23

     Notes to Financial Statements                                         25

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund X, Ltd.



In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund X, Ltd. (a Florida limited partnership) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP


Orlando, Florida
February 4, 2000, except for Note 11 for which the date is March 1, 2000.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                   December 31,
                                                                        1999                         1998
                                                                 -------------------          --------------------

                         ASSETS

Land and buildings on operating leases, less
     accumulated depreciation and allowance
     for loss on land and buildings                                    $ 16,391,447                  $ 16,685,182
Net investment in direct financing leases,
     less allowance for impairment in
     carrying value                                                       9,391,291                    10,713,000
Investment in joint ventures                                              4,989,209                     3,421,329
Cash and cash equivalents                                                   967,094                     1,835,972
Restricted cash                                                                  --                       361,403
Receivables, less allowance for doubtful accounts of
     $122,914 and $236,810, respectively
                                                                            100,952                        81,100
Prepaid expenses                                                             19,283                         5,229
Accrued rental income, less allowance for
     doubtful accounts of $1,210 and
     $269,421, respectively                                               1,353,160                     1,342,166
Other assets                                                                 35,684                        35,484
                                                                 -------------------          --------------------

                                                                       $ 33,248,120                  $ 34,480,865
                                                                 ===================          ====================


            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                         $  119,660                    $    2,403
Accrued and escrowed real estate taxes
     payable                                                                  9,364                        27,418
Distributions payable                                                       900,001                       900,001
Due to related parties                                                       60,116                        29,987
Rents paid in advance and deposits                                           71,634                       103,414
                                                                 -------------------          --------------------
         Total liabilities                                                1,160,775                     1,063,223

Minority interest                                                            65,051                        64,745

Partners' capital                                                        32,022,294                    33,352,897
                                                                 -------------------          --------------------

                                                                       $ 33,248,120                  $ 34,480,865
                                                                 ===================          ====================



                 See accompanying notes to financial statements.



                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                  Year Ended December 31,
                                                                        1999               1998                1997
                                                                  -----------------   ----------------   -----------------

Revenues:
     Rental income from operating leases                             $  1,773,037        $  1,886,761        $  1,896,607
     Adjustments to accrued rental income                                 (19,506  )         (457,567)            (28,812)
     Earned income from direct financing leases                         1,146,348           1,281,596           1,534,525
     Contingent rental income                                              96,541              67,511              51,678
     Interest and other income                                             48,935             108,481              88,853
                                                                  -----------------   ----------------   -----------------
                                                                        3,045,355           2,886,782           3,542,851
                                                                  -----------------   ----------------   -----------------
Expenses:
     General operating and administrative                                 182,554             163,189             153,672
     Bad debt expense                                                          --               5,887                  --
     Professional services                                                 64,806              44,309              26,890
     Real estate taxes                                                     39,219                 199               9,703
     State and other taxes                                                 15,457              10,520               9,372
     Depreciation and amortization                                        325,062             259,866             214,468
     Transaction costs                                                    195,746              23,779                  --
                                                                  -----------------   ----------------   -----------------
                                                                          822,844             507,749             414,105
                                                                  -----------------   ----------------   -----------------
Income Before Minority Interest in Income
     of Consolidated Joint Venture,  Equity
     in Earnings of Unconsolidated Joint
     Ventures, Gain on Sale of Land and Buildings
     and Provision for Loss on Land and  Buildings,
     and Impairment in Carrying Value of Net Investment
     in Direct Financing Lease                                          2,222,511           2,379,033           3,128,746

Minority Interest in Income of Consolidated
     Joint Venture                                                         (8,465  )           (9,302)             (8,522)

Equity in Earnings of  Unconsolidated Joint Ventures                      380,616             292,013             278,919

Gain on Sale of Land and Buildings                                         32,499             218,960             132,238

Provision for Loss on Land and Buildings, and Impairment
     in Carrying Value of Net Investment in Direct
     Financing Lease                                                     (357,760  )       (1,001,846)                 --
                                                                  -----------------   ----------------   -----------------

Net Income                                                           $  2,269,401        $  1,878,858        $  3,531,381
                                                                  =================   ================   =================

Allocation of Net Income
     General partners                                                  $   23,210          $   21,016          $   33,991
     Limited partners                                                   2,246,191           1,857,842           3,497,390
                                                                  =================   ================   =================
                                                                      $ 2,269,401        $  1,878,858        $  3,531,381
                                                                  =================   ================   =================

Net Income Per Limited Partner Unit                                   $      0.56        $       0.46        $       0.87
                                                                  =================   ================   =================

Weighted Average Number of  Limited Partner Units
     Outstanding                                                        4,000,000           4,000,000           4,000,000
                                                                  =================   ================   =================



                 See accompanying notes to financial statements.


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1999, 1998 and 1997

                                    General Partners                                                   Limited Partners
                              ---------------------------------  -------------------------------------------------------------------
                                                  Accumulated                                          Accumulated       Syndication
                              Contributions         Earnings      Contributions      Distributions      Earnings            Costs
                              ----------------  ---------------  ---------------  -----------------  --------------   --------------


Balance, December 31, 1996      $  1,000       $    173,718    $  40,000,000     $ (17,363,136 )   $  17,201,083     $ (4,790,000)

  Distributions to limited
    partners ($0.90 per
    limited partner unit)             --                 --               --        (3,600,003 )              --               --
  Net income                          --             33,991               --                --         3,497,390               --
                             -------------    ---------------   --------------  -----------------   --------------   --------------

Balance, December 31, 1997         1,000            207,709       40,000,000       (20,963,139 )      20,698,473       (4,790,000)

  Distributions to limited
    partners ($0.92 per
    limited partner unit)             --                 --               --        (3,680,004 )              --               --
  Net income                          --             21,016               --                --         1,857,842               --
                             -------------    ---------------   --------------  -----------------   --------------   --------------

Balance, December 31, 1998         1,000            228,725       40,000,000       (24,643,143 )      22,556,315       (4,790,000)

  Distributions to limited
    partners ($0.90 per
    limited partner unit)             --                 --               --        (3,600,004 )              --               --
  Net income                          --             23,210               --                --         2,246,191               --
                            -------------    ---------------   --------------  -----------------   --------------   --------------

Balance, December 31, 1999      $  1,000       $    251,935    $  40,000,000     $ (28,243,147 )   $  24,802,506     $ (4,790,000)
                            =============    ===============   ==============  =================   ==============   ==============


                                 Limited Partners
                              ---------------------
                                       Total
                                  --------------


Balance, December 31, 1996       $ 35,222,665

  Distributions to limited
    partners ($0.90 per
    limited partner unit)          (3,600,003 )
  Net income                        3,531,381
                                 ---------------

Balance, December 31, 1997         35,154,043

  Distributions to limited
    partners ($0.92 per
    limited partner unit)          (3,680,004 )
  Net income                        1,878,858
                                 ---------------

Balance, December 31, 1998         33,352,897

  Distributions to limited
    partners ($0.90 per
    limited partner unit)          (3,600,004 )
  Net income                        2,269,401
                                ---------------

Balance, December 31, 1999       $ 32,022,294
                                ===============



                 See accompanying notes to financial statements.






                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                               Year Ended December 31,
                                                                      1999               1998               1997
                                                                 ----------------   ----------------   ---------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                  $ 3,049,409        $ 3,382,562       $ 3,380,391
         Distributions from unconsolidated
             joint venture                                               440,831            373,004           353,207
         Cash paid for expenses                                         (355,273)          (221,284)         (190,902)
         Interest received                                                47,915             70,156            53,721
                                                                 ----------------   ----------------   ---------------
             Net cash provided by operating activities                 3,182,882          3,604,438         3,596,417
                                                                 ----------------   ----------------   ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and buildings                      2,081,725          1,591,794         1,363,805
         Additions to land and buildings on operating
             leases                                                   (1,257,217)        (1,020,329)       (1,277,308)
         Investment in joint ventures                                 (1,628,095)                --          (130,404)
         Decrease (increase) in restricted cash                          359,990           (237,758)          (89,702)
         Other                                                                --              3,006                --
                                                                 ----------------   ----------------   ---------------
             Net cash provided by (used in)
                investing activities                                    (443,597)           336,713          (133,609)
                                                                 ----------------   ----------------   ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                            (3,600,004)        (3,680,004)       (3,640,002)
         Distributions to holder of minority interest                     (8,159)            (9,058)           (8,406)
                                                                 ----------------   ----------------   ---------------
             Net cash used in financing activities                    (3,608,163)        (3,689,062)       (3,648,408)
                                                                 ----------------   ----------------   ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                    (868,878)           252,089          (185,600)

Cash and Cash Equivalents at Beginning of Year                         1,835,972          1,583,883         1,769,483
                                                                 ----------------   ----------------   ---------------

Cash and Cash Equivalents at End of Year                              $  967,094        $ 1,835,972       $ 1,583,883
                                                                 ================   ================   ===============

                 See accompanying notes to financial statements.


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                        1999              1998               1997
                                                                   ---------------   ----------------   ----------------

 Reconciliation of Net Income to Net Cash Provided by
     Operating Activities:

     Net income                                                       $ 2,269,401        $ 1,878,858        $ 3,531,381
                                                                   ---------------   ----------------   ----------------
     Adjustments to reconcile net income to net cash
        provided by operating activities:

           Depreciation                                                   325,062            259,866            214,468
           Minority interest in income of consolidated
              joint venture                                                 8,465              9,302              8,522
           Equity in earnings of unconsolidated joint
              ventures, net of distributions                               60,215             80,991             74,288
           Gain on sale of land and buildings                             (32,499)          (218,960)          (132,238)
           Provision for loss on land and building, and
              impairment in carrying value of net investment
              in direct financing lease                                   357,760          1,001,846                 --
           Bad debt expense                                                    --              5,887                 --
           Decrease (increase) in receivables                             (18,439)             8,312            (71,222)
           Decrease (increase) in prepaid expenses                        (14,054)               648               (374)
           Decrease in net investment in direct financing
              leases                                                      209,710            219,237            211,942
           Decrease (increase) in accrued rental income                   (80,091)           300,791           (201,022)
           Increase in other assets                                          (200)            (2,380)                --
           Increase (decrease) in accounts payable and accrued
              expenses                                                     99,203             (3,996)           (14,156)
           Increase in due to related parties                              30,129             25,041              3,337
           Increase (decrease) in rents paid in advance and
              deposits                                                    (31,780)            38,995            (28,509)
                                                                   ---------------   ----------------   ----------------
                  Total adjustments                                       913,481          1,725,580             65,036
                                                                   ---------------   ----------------   ----------------

 Net Cash Provided by Operating Activities                            $ 3,182,882        $ 3,604,438        $ 3,596,417
                                                                   ===============   ================   ================

 Supplemental Schedule of Non-Cash Financing Activities:

           Distributions declared and unpaid at December 31            $  900,001         $  900,001         $  900,001
                                                                   ===============   ================   ================


                 See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998, and 1997


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

         Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties generally on a triple-net basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

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

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


1.       Significant Accounting Policies - Continued:

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

         The Partnership's investments in CNL Restaurant Investments III, Williston Real Estate Joint Venture, Ashland Joint Venture, Ocean Shores Joint Venture and Peoria Joint Venture, and the properties in Clinton, North Carolina, and Miami, Florida, for which each property is held as tenants-in-common with affiliates, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                  Years Ended December 31, 1999, 1998, and 1997


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

2.       Leases:

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases have been classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


2.       Leases - Continued:

         building portions of the Property leases are accounted for as direct financing leases while the land portions of the majority of these leases are operating leases. Substantially all leases are for 15 to 25 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:


                                                    1999             1998
                                               --------------   --------------

               Land                             $  9,076,722      $ 9,741,686
               Building                           10,235,897        8,588,903
                                                           --          592,943
               Construction in process
                                               --------------   --------------
                                                  19,312,619       18,923,532

               Less accumulated depreciation      (1,654,894 )     (1,329,832 )
                                               --------------   --------------
                                                  17,657,725       17,593,700
               Less allowance for loss on
                   land and building              (1,266,278 )       (908,518 )
                                               --------------   --------------

                                                $ 16,391,447     $ 16,685,182
                                               ==============   ==============


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

                  Years Ended December 31, 1999, 1998, and 1997


3.       Land and Buildings on Operating Leases - Continued:

         During 1998, the Partnership sold its properties in Sacramento, California and Billings, Montana, for a total of $1,612,000 and received net sales proceeds totaling $1,591,360, resulting in a total gain of $211,150 for financial reporting purposes. These properties were originally acquired by the Partnership in 1991 and 1992, respectively, and had costs totaling approximately $1,271,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the properties for approximately $320,000 in excess of their original purchase prices. In November 1998, the Partnership reinvested the majority of the net sales proceeds from the sale of its property in Sacramento, California in a Jack in the Box property in San Marcos, Texas.

         During the year ended December 31, 1998, the Partnership recorded a provision for loss on land and building totaling $908,518 for financial reporting purposes relating to the properties in Lancaster, New York, and Homewood, Alabama. In connection with the property in Homewood, Alabama, in January 2000, the Partnership entered into a new lease with a new tenant for a Kinko's Copies store. In connection therewith, the Partnership agreed to remove the old building from the Property so the new tenant can construct a new building. Therefore, at December 31, 1999, the Partnership recorded an impairment for $357,760, representing the undepreciated cost of the old building, for financial reporting purposes (see Note 12). The tenants of these properties filed for bankruptcy during 1998, and rejected the leases related to these two properties. The allowance represents the difference between the carrying value of the properties at December 31, 1999 and 1998 and the estimated net realizable value for these properties, respectively.

         In March 1999, the Partnership sold its property in Amherst, New York and received net sales proceeds of $1,150,000, resulting in a total gain of $74,640 for financial reporting purposes (see Note 4). In March 1999, the Partnership reinvested the net sales proceeds, plus additional funds, totaling approximately $1,257,200, in a Golden Corral property in Fremont, Nebraska.

         In August 1999, the Partnership sold its property in Fort Myers Beach, Florida for $931,725 and recorded a loss of $42,141 for financial reporting purposes. In November 1999, the Partnership reinvested the majority of the net sales proceeds in Peoria Joint Venture, with CNL Income Fund II, Ltd., an affiliate of the general partners (see Note
         5).

         Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1999 and 1997, the Partnership recognized income of $80,091 and $201,022, respectively (net of reserves of $1,210 and $28,812, respectively and net of reversals of $18,296 in 1999).

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


3.       Land and Buildings on Operating Leases - Continued:

         For the year ended December 31, 1998, the Partnership recognized a loss of $300,791 (net of $151,828 in reserves and $305,739 in reversals). The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1999:

                     2000                                      $1,728,579
                     2001                                       1,759,899
                     2002                                       1,842,971
                     2003                                       1,851,750
                     2004                                       1,907,836
                     Thereafter                                10,179,739
                                                          ----------------

                                                              $19,270,774
                                                          ================

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

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                              1999            1998
                                                         -------------   --------------

             Minimum lease payments receivable            $14,942,831     $ 18,740,085
             Estimated residual values                      3,229,175        3,553,036
             Less unearned income                          (8,780,715 )    (11,486,793 )
                                                         -------------   --------------
                                                            9,391,291       10,806,328
             Less allowance for impairment in
                  carrying value                                   --          (93,328 )
                                                         -------------   --------------

             Net investment in direct financing leases    $ 9,391,291     $ 10,713,000
                                                         =============   ==============

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


4.       Net Investment in Direct Financing Leases - Continued:

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

         During 1998, three of the Partnership's leases were amended and one of the Partnership's leases that was classified as a direct financing lease was rejected in connection with the tenant filing for bankruptcy. As a result, the Partnership reclassified two of the three amended leases and the rejected lease from direct financing leases to operating leases. In accordance with the Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified leases at the lower of original cost, present fair value, or present carrying amount. No losses on the termination of direct financial leases were recorded for financial reporting purposes.

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

         In August 1999, the Partnership sold its property in Fort Myers Beach, Florida for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts and the loss from the sale of the property was reflected in income (see
         Note 3).

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


4.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 1999:

                      2000                            $1,215,792
                      2001                             1,223,235
                      2002                             1,253,431
                      2003                             1,264,941
                      2004                             1,275,724
                      Thereafter                       8,709,708
                                                 ----------------

                                                     $14,942,831
                                                 ================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:

         The Partnership has a 50 percent, a 10.51%, a 40.95%, a 13 percent, and 6.69% interest in the profits and losses of CNL Restaurant Investments III, Ashland Joint Venture, Williston Real Estate Joint Venture, and a property in Clinton, North Carolina, and a property in Miami, Florida, held as tenants-in-common with affiliates of the general partners. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         In January 1999, the Partnership entered into a joint venture arrangement, Ocean Shores Joint Venture, with CNL Income Fund XVII, Ltd., an affiliate of the general partners, to own and lease one restaurant property. The Partnership contributed approximately $802,400 to the joint venture and as of December 31, 1999, owned a 69.06% interest in the profits and losses of the joint venture.

         In addition, in November 1999, the Partnership entered into a joint venture arrangement, Peoria Joint Venture, with CNL Income Fund II, Ltd., an affiliate of the general partners, to own and lease one restaurant property. The Partnership contributed approximately $825,700 to the joint venture and as of December 31, 1999, owned a 52 percent interest in the profits and losses of the joint venture.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


5.       Investment in Joint Ventures- Continued:

         CNL Restaurant Investments III owns and leases six properties to an operator of national fast-food restaurants. Ashland Joint Venture, Williston Real Estate Joint Venture, Ocean Shores Joint Venture, Peoria Joint Venture, and the Partnership and affiliates as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                         1999           1998
                                                    -------------   ------------

             Land and buildings on operating
                 leases, less accumulated
                 depreciation                        $ 9,925,836    $ 9,340,944
             Net investment in direct financing
                 leases                                2,575,174        657,426
             Cash                                         70,698          2,935
             Receivables                                  27,948          7,597
             Prepaid expenses                             21,674         24,337
             Accrued rental income                        59,081         19,880
             Liabilities                                  71,721          3,119
             Partners' capital                        12,608,690     10,050,000
             Revenues                                  1,266,458      1,115,856
             Net income                                  996,372        843,914

         The Partnership recognized income totaling $380,616, $292,013, and $278,919 for the years ended December 31, 1999, 1998, and 1997, respectively, from these joint ventures.

6.       Restricted Cash:

         As of December 31, 1998, net sales proceeds of $359,990 from the sale of a property, plus accrued interest of $1,413, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property. These funds were released by the escrow agent in 1999 and were used, along with other funds, to acquire an interest in Ocean Shores Joint Venture (see Note
         5).

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


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

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         During the years ended December 31, 1999, 1998, and 1997, the Partnership declared distributions to the limited partners of $3,600,004, $3,680,004, and $3,600,003, respectively. No distributions have been made to the general partners to date.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                        1999            1998            1997
                                                                    --------------  --------------  --------------

             Net income for financial reporting purposes              $ 2,269,401     $ 1,878,858      $3,531,381

             Depreciation for tax reporting purposes in
                 excess of depreciation for financial
                 reporting purposes                                      (171,877)       (228,986)       (289,098)

             Direct financing leases recorded as operating
                 leases for tax reporting purposes                        209,517         219,237         211,942

             Equity in earnings of unconsolidated joint
                 ventures for tax reporting purposes in
                 excess of equity in earnings of
                 unconsolidated joint ventures for
                 financial reporting purposes                              20,342          12,612          15,294

             Gain on sale of land and buildings for financial
                 reporting purposes less than (in excess of)
                 gain for tax reporting purposes                          138,449          65,474         (42,996)

             Allowance for loss on land and building                      357,760       1,001,846              --

             Allowance for doubtful accounts                             (113,896)         98,954         133,428

             Accrued rental income                                        (80,091)        300,791        (201,022)

             Rents paid in advance                                        (31,780)         38,995         (22,593)

             Minority interest in timing differences of
                 consolidated joint venture                                 1,846             413           1,461

             Capitalization of transaction costs for tax
                 reporting purposes                                       195,746          23,779              --
                                                                    --------------  --------------  --------------

             Net income for federal income tax purposes               $ 2,795,417     $ 3,411,973      $3,337,797
                                                                    ==============  ==============  ==============

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc., CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1999, 1998, and 1997.

         The Advisor is are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provide a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. In addition, the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


9.       Related Party Transactions - Continued:

         During the years ended December 31, 1999, 1998, and 1997, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger as described in Note 11. The Partnership incurred $129,209, $105,445, and $87,967 for the years ended December 31, 1999, 1998, and 1997, respectively, for such services.

         The due to related parties at December 31, 1999 and 1998, totaled $60,116 and $29,987, respectively.

10.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                              1999       1998        1997
                                           ---------  ---------    ----------

          Golden Corral Corporation        $686,144   $578,430      $548,399
          Jack in the Box Inc.              514,747    436,577       646,477
          Flagstar Enterprises, Inc. (and
             Denny's, Inc. during the year
             ended December 31, 1997)           N/A        N/A       602,913

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


10.      Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                              1999          1998        1997
                                           -----------    ---------   ---------

              Burger King                    $797,192     $758,178    $777,378
              Golden Corral Family
                  Steakhouse Restaurant       686,144      578,430     548,399
              Jack in the Box                 514,747      436,577     646,477
              Shoney's                        398,103      440,333     441,052
              Hardee's                        395,902      400,716     403,882

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

11.      Termination of Merger:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1999, 1998, and 1997


12.      Subsequent Event:

         In January 2000, the Partnership entered into a new lease with a new tenant for a Kinko's Copies store in Homewood, Alabama. In connection therewith, the Partnership agreed to remove the old building from the property so the new tenant can construct a new building. Therefore, at December 31, 1999, the Partnership recorded an impairment of $357,760, representing the undepreciated cost of the old building, for financial reporting purposes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 53, Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. Mr. Seneff has served as a director and Chairman of the Board since inception in 1994, and served as Chief Executive Officer from 1994 through August 1999, of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. until it merged with the company in September 1999. In addition, he serves as a director, Chairman of the Board and Chief Executive Officer of CNL Health Care Properties, Inc., as well as CNL Health Care Corp., the advisor to the company. He also serves as director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Since 1992, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of the following affiliated companies since formation: CNL Securities Corp., since 1979; CNL Investment Company, since 1990; and CNL Institutional Advisors, a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 52, Since joining CNL Securities Corp. in 1979, Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is the President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999 of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served in the following positions for CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. prior to its merger with CNL American Properties Fund, Inc.: director from 1994 through August 1999, Treasurer from July 1998 through August 1999, President from 1994 through September 1997, and Vice Chairman of the Board from September 1997 through August 1999. Mr. Bourne is a director and President of CNL Health Care Properties, Inc., as well as a director and President of CNL Health Care Corp., the advisor to the company. He is also a director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Mr. Bourne also serves as a director of CNLBank. He has served as a director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne holds the following positions for these affiliates of CNL Financial Group, Inc.: director, President and Treasurer of CNL Investment Company; director, President, Treasurer, and Registered Principal of CNL Securities Corp., a subsidiary of CNL Investment Company and director, President, Treasurer, and Chief Investment Officer of CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 450 South Orange Avenue, Orlando, Florida 32801. CNL Fund Advisors, Inc. was a majority owned subsidiary of CNL Financial Group, Inc., until its merger effective September 1, 1999. On September 1, 1999, CNL American Properties Fund, Inc. acquired CNL Fund Advisors, Inc. and was organized to perform property acquisition, property management and other services.

         CNL Financial Group, Inc., which was the parent company of CNL Fund Advisors, Inc. through August 1999, was organized in 1980 under the laws of the State of Florida. CNL Financial Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries.
These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Financial Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Holdings, Inc., the Parent company of CNL Financial Group, Inc.

         The following persons serve as operating officers of CNL Financial Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Financial Group, Inc. and its affiliated companies.

         Curtis B. McWilliams, age 44, joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President through August 1999. He serves as Chief Executive Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Financial Group, Inc. through August 1999. Mr. McWilliams served as President of CNL American Properties Fund, Inc. from February 1999 through August 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 41, serves as President and Chief Operating Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Executive Vice President of CNL American Properties Fund, Inc. from January 1996 through August 1999, as Chief Operating Officer since March 1995 through August 1999, and previously served as Senior Vice President from December 1994 through August 1999. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996 through August 1999, Chief Operating Officer from April 1995 through August 1999, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. As of September 1, 1999, Mr. Walker serves as President for CNL American Properties Fund, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 51, Ms. Rose served as Secretary of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999. She also served as Treasurer of CNL Fund Advisors, Inc., from 1994 through July 1998, and served as Secretary and a director from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. In addition, she is Secretary and Treasurer of CNL Health Care Properties, Inc., and serves as Secretary of its subsidiaries. In addition, she serves as Secretary, Treasurer and a director of CNL Health Care Corp., the advisor. to the company. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as Secretary, Treasurer and a director of CNL Hospitality Corp., its Advisor, and as Secretary of the subsidiaries of the company. Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1991 through February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. (formerly CNL Group, Inc.) since 1987, served as Controller from 1987 to 1993 and has served as Chief Financial Officer since 1993. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds various other offices in the subsidiaries. In addition, she serves as Secretary for approximately 50 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 41, Ms. Wall served as Executive Vice President of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and as Executive Vice President of CNL Fund Advisors, Inc., its advisor, from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. Ms. Wall also serves as Executive Vice President of CNL Health Care Properties, Inc. and CNL Health Care Corp., the Advisor to the Company. Ms. Wall also serves as Executive Vice President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, and serves as Executive Vice President and a director of CNL Hospitality Corp., its advisor. She also serves as a director for CNLBank. Ms. Wall serves as Executive Vice President of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. and in 1985, became Vice President. In 1987, she became a Senior Vice President and in July 1997, became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, communications and investor services for programs offered through participating brokers. Ms. Wall also served as Senior Vice President of CNL Institutional Advisors Inc., a registered investment advisor, from 1990 to 1993. Ms. Wall served as Vice President of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 through 1997, and served as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association, is a member of the Corporate Advisory Council for the International Association for Financial Planning and is a member of IWF, International Women's Forum. In addition, she previously served on the Direct Participation Program committee for the National Association of Securities Dealers, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp.

         Steven D. Shackelford, age 36, a certified public accountant, serves as Senior Vice President, Chief Financial Officer, and Secretary of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Chief Financial Officer of CNL American Properties Fund, Inc. from January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 through August 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United
States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr.
Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University..


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2000, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2000 the beneficial ownership interests of the General Partners in the Registrant.

           Title of Class               Name of Partner       Percent of Class
           --------------               ---------------       ----------------

  General Partnership Interests    James M. Seneff, Jr.                 45%
                                   Robert A. Bourne                     45%
                                   CNL Realty Corporation               10%
                                                                    ========
                                                                       100%
                                                                    ========

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1999, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 1999
----------------------------------     --------------------------------------      ------------------------------

Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Operating  expenses  incurred
operating expenses                     the  lower of cost or 90  percent  of       on      behalf     of     the
                                       the   prevailing    rate   at   which       Partnership:   $203,582
                                       comparable  services  could have been
                                       obtained   in  the  same   geographic       Accounting                and
                                       area.   Affiliates   of  the  General       administra-tive     services:
                                       Partners  from  time  to  time  incur       $129,209
                                       certain operating  expenses on behalf
                                       of  the  Partnership  for  which  the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual, subordinated manage-           One  percent  of  the  sum  of  gross       $-0-
ment fee to affiliates                 operating  revenues  from  Properties
                                       wholly owned by the Partnership  plus the
                                       Partnership's  allocable  share  of gross
                                       revenues  of joint  ventures in which the
                                       Partnership     is     a     co-venturer,
                                       subordinated  to certain  minimum returns
                                       to the Limited  Partners.  The management
                                       fee will not exceed  competitive fees for
                                       comparable services. Due to the fact that
                                       these  fees  are  noncumulative,  if  the
                                       Limited  Partners have not received their
                                       10%  Preferred  Return in any  particular
                                       year, no  management  fees will be due or
                                       payable for such year.







                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 1999
---------------------------------      --------------------------------------      ------------------------------

Deferred,    subordinated   real       A deferred,  subordinated real estate       $-0-
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates                          of  one  or  more  Properties,  in an
                                       amount   equal  to  the   lesser  of  (i)
                                       one-half  of a  competitive  real  estate
                                       commission,  or (ii) three percent of the
                                       sales   price   of   such   Property   or
                                       Properties.  Payment of such fee shall be
                                       made only if  affiliates  of the  General
                                       Partners provide a substantial  amount of
                                       services in connection with the sale of a
                                       Property  or  Properties   and  shall  be
                                       subordinated  to certain  minimum returns
                                       to the Limited Partners.  However, if the
                                       net sales  proceeds are  reinvested  in a
                                       replacement Property, no such real estate
                                       disposition  fee will be  incurred  until
                                       such replacement Property is sold and the
                                       net sales proceeds are distributed.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to   one   percent   of   Partnership
Partnership net cash flow              distributions   of  net  cash   flow,
                                       subordinated   to   certain   minimum
                                       returns to the Limited Partners.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to  five   percent   of   Partnership
Partnership  net sales  proceeds       distributions   of  such  net   sales
from  a  sale  or  sales  not in       proceeds,   subordinated  to  certain
liquidation of the Partnership         minimum   returns   to  the   Limited
                                       Partners.





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 1999
---------------------------------      --------------------------------------      ------------------------------

General   Partners'   share   of       Distributions  of net sales  proceeds       $-0-
Partnership  net sales  proceeds       from   a    sale    or    sales    of
from  a   sale   or   sales   in       substantially      all     of     the
liquidation of the Partnership         Partnership's    assets    will    be
                                       distributed  in the  following  order  or
                                       priority: (i) first, to pay all debts and
                                       liabilities  of  the  Partnership  and to
                                       establish   reserves;   (ii)  second,  to
                                       Partners  with positive  capital  account
                                       balances, determined after the allocation
                                       of net income,  net loss,  gain and loss,
                                       in  proportion  to such  balances,  up to
                                       amounts   sufficient   to   reduce   such
                                       balances to zero;  and (iii)  thereafter,
                                       95% to the Limited Partners and 5% to the
                                       General Partners.





                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 1999 and 1998

                  Statements of Income for the years ended December 31, 1999, 1998, and 1997

                  Statements of Partners' Capital for the years ended December 31, 1999, 1998, and 1997

                  Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

                  Notes to Financial Statements

         2.   Financial Statement Schedule

                  Schedule II -Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

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

                  27       Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period October 1, 1999 through December 31, 1999.

                                                     SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2000.

                                       CNL INCOME FUND X, LTD.

                                       By:   CNL REALTY CORPORATION
                                             General Partner

                                             /s/ Robert A. Bourne
                                             ------------------------------
                                             ROBERT A. BOURNE, President


                                       By:   ROBERT A. BOURNE
                                             General Partner

                                             /s/ Robert A. Bourne
                                             ------------------------------
                                             ROBERT A. BOURNE


                                       By:   JAMES M. SENEFF, JR.
                                             General Partner

                                             /s/ James M. Seneff, Jr.
                                             ------------------------------
                                             JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                             Title                       Date
    ---------                             -----                       ----



/s/ Robert A. Bourne        President, Treasurer and Director     March 24, 2000
Robert A. Bourne            (Principal Financial and Accounting
                            Officer)

/s/ James M. Seneff, Jr.    Chief Executive Officer and Director  March 24, 2000
James M. Seneff, Jr.        (Principal Executive Officer)

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1999, 1998, and 1997


                                                            Additions                           Deductions
                                                  ---------------------------------    -------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------

  1997        Allowance for
                  doubtful
                  accounts (a)       $   93,209     $         --     $    192,212 (b)   $    5,083 (c)    $   24,889    $  255,449
                                  ==============  ===============  ================    =============     ============  ============

  1998        Allowance for
                  doubtful
                  accounts (a)       $  255,449     $         --     $    290,844 (b)   $   38,727 (c)    $   1,335     $  506,231
                                  ==============  ===============  ================    =============     ============  ============

  1999        Allowance for
                  doubtful
                  accounts (a)       $  506,231     $         --     $    138,445 (b)   $  482,523 (c)    $  38,029     $ 124,124
                                  ==============  ===============  ================    =============     ============  ============



(a)    Deducted from receivables and accrued rental income on the balance sheet.

(b)    Reduction of rental, earned and other income.

(c)    Amounts written off as uncollectible.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1999




                                                                                                               Costs Capitalized
                                                                                                                  Subsequent To
                                                                                    Initial Cost                   Acquisition
                                                            ---------------------------------------- ---------------------------
                                          Encum-                                    Buildings and      Improve-       Carrying
                                         brances                    Land             Improvements        ments        Costs
                                      ---------------       ---------------------  ----------------- --------------   ----------
Properties the Partnership
  has Invested in Under
  Operating Leases:

      Boston Market:
        Homewood, Alabama (l)               -                           $597,907           $679,400              -            -

      Burger King Restaurants:
        Hendersonville, North Carolina      -                            222,632            568,573              -            -
        Irondequoit, New York               -                            383,359            554,084              -            -

      Denny's Restaurants:
        Fremont, Ohio                       -                            160,896                  -        273,700            -
        Detroit, Michigan                   -                            285,842                  -              -            -
        Spartanburg, South Carolina         -                            287,959                  -              -            -

      Golden Corral Family
        Steakhouse Restaurants:
            Austin, Texas                   -                            592,837                  -      1,106,384            -
            Austin, Texas                   -                            711,354                  -      1,124,040            -
            Las Cruces, New Mexico          -                            580,655            920,521              -            -
            Freemont, Nebraska                                           203,166          1,054,051              -            -

      Hardee's Restaurants:
        Pace, Florida                       -                            174,850                  -              -            -
        Jacksonville, Florida               -                            326,972                  -              -            -
        Centerville, Tennnessee             -                            130,494                  -              -            -

      Jack in the Box Restaurants:
        Desloge, Missouri                   -                            276,701                  -              -            -
        San Antonio, Texas                  -                            327,322                  -              -            -
        San Marcos, Texas                   -                            427,386                  -        592,943            -
        Missouri City, Texas                -                            348,646                  -              -            -
        Pasadena, Texas                     -                            202,393                  -              -            -

      Long John Silver's Restaurants:
        Alamogordo, New Mexico              -                            157,401                  -              -            -
        Las Cruces, New Mexico              -                            222,778                  -              -            -

      Perkins Restaurants:
        Lancaster, New York (k)             -                            336,872            790,723              -            -
        Ft. Pierce, Florida                 -                            487,752                  -        567,923            -

      Pizza Hut Restaurants:
        Bozeman, Montana                    -                             99,879            224,614              -            -
        Sidney, Montana                                                  101,690                  -              -            -
        Livingston, Montana                 -                             71,989            161,211              -            -
        Laurel, Montana                                                  109,937            255,060              -            -

      Shoney's Restaurants:
        Greenville, North Carolina          -                            323,573            515,134              -            -
        North Richland Hills, Texas         -                            513,032                  -        420,219            -
        Pelham, Alabama                                                  410,448                  -        427,317            -
                                                            ---------------------                                     ----------
                                                                                   ----------------- --------------

                                                                      $9,076,722         $5,723,371     $4,512,526            -
                                                            =====================  ================= ==============   ==========
Properties of Joint Venture in
   Which the Partnership has a
   50% Interest and has Invested
   in Under Operating Leases:

      Burger King Restaurants:
        Greensboro, North Carolina          -                           $338,800           $650,109              -            -
        Metairie, Louisiana                 -                            429,883            342,455              -            -
        Lafayette, Louisiana                -                            350,932            773,129              -            -
        Nashua, New Hampshire               -                            514,815            838,536              -            -
        Pontiac, Illinois                   -                            203,095            719,226              -            -
        Dover, New Hampshire                -                            406,259            998,023              -            -
                                                            ---------------------                                     ----------
                                                                                   ----------------- --------------

                                                                      $2,243,784         $4,321,478              -            -
                                                            =====================  ================= ==============   ==========

Property of Joint Venture
   in Which the Partnership
   has a 10.51% Interest and has
   Invested in Under an
   Operating Lease:
      Burger King Restaurant:
        Ashland, New Hampshire              -                           $293,478           $997,104              -            -
                                                            =====================  ================= ==============   ==========

Property in Which the Partnership
   has a 13% Interest as Tenants-
   in-Common and has
   Invested in Under an
   Operating Lease:
      Golden Corral Family
        Steakhouse Restaurant:
            Clinton, North Carolina         -                           $138,382           $676,588              -            -
                                                            =====================  ================= ==============   ==========

Property in Which the Parner-
   ship has a 6.69% Interest
   as Tenants-in-Common and
   has Invested in Under an
   Operating Lease:
      Chevy's Fresh Mex
        Miami, Florida                      -                           $976,357           $974,016              -            -
                                                            =====================  ================= ==============   ==========

Property of Joint Venture
   in Which the Partnership
   has a 69.06% Interest and
   has Invested in Under an
   Operating Lease:
      Burger King Restaurant:
        Ocean Shores, Washington            -                           $351,015                  -              -            -
                                                            =====================  ================= ==============   ==========

Property of Joint Venture
   in Which the Partnership
   has a 52% Interest and
   has Invested in Under an
   Operating Lease:
      IHOP Restaurant:
        Peoria, Arizona                     -                           $466,182                  -              -            -
                                                            =====================  ================= ==============   ==========

Properties the Partnership
   has Invested in Under
   Direct Financing Leases:

      Burger King Restaurants:
          Ashland Ohio                      -                           $190,695           $724,348              -            -
          Allegan, Michigan                 -                             91,238                  -        418,782            -

      Denny's Restaurants:
          Detroit, Michigan                 -                                  -            752,829              -            -
          Spartanburg,
               South Carolina               -                                  -            529,410              -            -

      Hardee's Restaurants:
          Pace, Florida                     -                                  -            467,272              -            -
          Jacksonville, Florida             -                                  -            405,985              -            -
          Hohenwald, Tennessee              -                             49,201            376,415              -            -
          Ravenna, Ohio                     -                            114,244            496,032              -            -
          New Bethlehem, Pennsylvania       -                            135,929            452,507              -            -
          Morristown, Tennessee             -                            131,289            456,925              -            -
          Centerville, Tennessee            -                                  -            348,032              -            -

      Jack in the Box Restaurants:
          Desloge, Missouri                 -                                  -            630,981              -            -
          San Antonio, Texas                -                                  -                  -        206,031            -
          Nampa, Idaho                      -                            151,574            584,533              -            -
          Missouri City, Texas              -                                  -            619,686              -            -
          Pasadena, Texas                   -                                  -            575,429              -            -

      Long John Silver's Restaurants:
          Alamogordo, New Mexico            -                                  -            275,270         20,204            -
          Las Cruces, New Mexico            -                                  -            318,378         57,828            -

      Pizza Hut Restaurants:
          Glasgow, Montana                  -                             57,482            266,726              -            -
          Sidney, Montana                   -                                  -            291,238              -            -

                                                            ---------------------  ----------------- --------------
                                                                        $921,652         $8,571,996       $702,845            -
                                                            =====================  ================= ==============   ----------

Property of Joint Venture in
   Which the Partnership has
   a 40.95% Interest and has Invested
   in Under Direct Financing Lease:

      Hardee's Restaurant:
          Williston, Florida                -                           $150,143                  -       $499,071            -
                                                            =====================  ================= ==============   ==========

Property of Joint Venture in
   Which the Partnership has
   a 69.06% Interest and has Invested
   in Under Direct Financing Lease:

      Burger King Restaurant:
        Ocean Shores, Washington            -                                  -           $810,902              -            -
                                                            =====================  ================= ==============   ==========

Property of Joint Venture in
   Which the Partnership has
   a 52% Interest and has Invested
   in Under Direct Financing Lease:

      IHOP Restaurant:
        Peoria, Arizona                     -                                  -         $1,121,633              -            -
                                                            =====================  ================= ==============   ==========





                           Gross Amount at Which                                                           Life on Which
                      Carried at Close of Period (c)                                                       Depreciation in
--------------------------------------------------------                      Date                         Latest Income
                     Buildings and                         Accumulated      of Con-         Date            Statement is
      Land           Improvements           Total          Depreciation     struction     Acquired             Computed
------------------  ----------------   -----------------  ---------------   ---------   -------------      ----------------





         $597,907          $679,400          $1,277,307          $40,184      1997         10/97                 (b)


          222,632           568,573             791,205           34,614      1986         11/91                 (j)
          383,359           554,084             937,443           33,732      1986         11/91                 (j)


          160,896           273,700             434,596           58,546      1992         12/91                 (g)
          285,842                (f)            285,842                -      1992         02/92                 (d)
          287,959                (f)            287,959                -      1992         03/92                 (d)



          592,837         1,106,384           1,699,221          287,458      1992         12/91                 (b)
          711,354         1,124,040           1,835,394          285,168      1992         12/91                 (b)
          580,655           920,521           1,501,176          234,796      1992         05/92                 (b)
          203,166         1,054,051           1,257,217           26,544      1998         03/99                 (b)


          174,850                (f)            174,850                -      1992         01/92                 (d)
          326,972                (f)            326,972                -      1990         02/92                 (d)
          130,494                (f)            130,494                -      1991         02/92                 (d)


          276,701                (f)            276,701                -      1991         12/91                 (d)
          327,322                (f)            327,322                -      1992         02/92                 (d)
          427,386           592,943           1,020,329           16,394      1998         10/98                 (b)
          348,646                (f)            348,646                -      1991         04/92                 (d)
          202,393                (f)            202,393                -      1991         04/92                 (d)


          157,401                (f)            157,401                -      1977         03/92                 (d)
          222,778                (f)            222,778                -      1975         03/92                 (d)


          336,872           790,723           1,127,595           25,708      1991         11/91                 (i)
          487,752           567,923           1,055,675           83,926      1992         01/92                 (h)


           99,879           224,614             324,493           57,743      1976         03/91                 (b)
          101,690                (f)            101,690                -      1985         03/91                 (d)
           71,989           161,211             233,200           41,444      1979         03/91                 (b)
          109,937           255,060             364,997           65,570      1985         03/91                 (b)


          323,573           515,134             838,707          140,051      1987         11/91                 (b)
          513,032           420,219             933,251          109,104      1992         12/91                 (b)
          410,448           427,317             837,765          113,912      1992         01/92                 (b)
------------------  ----------------   -----------------  ---------------

       $9,076,722       $10,235,897         $19,312,619       $1,654,894
==================  ================   =================  ===============






         $338,800          $650,109            $988,909         $168,138      1990         03/92                 (b)
          429,883           342,455             772,338           88,569      1990         03/92                 (b)
          350,932           773,129           1,124,061          199,954      1989         03/92                 (b)
          514,815           838,536           1,353,351          216,871      1987         03/92                 (b)
          203,095           719,226             922,321          186,013      1988         03/92                 (b)
          406,259           998,023           1,404,282          258,118      1987         03/92                 (b)
------------------  ----------------   -----------------  ---------------

       $2,243,784        $4,321,478          $6,565,262       $1,117,663
==================  ================   =================  ===============







         $293,478          $997,104          $1,290,582         $241,035      1987         10/92                 (b)
==================  ================   =================  ===============








         $138,382          $676,588            $814,970          $88,827      1996         01/96                 (b)
==================  ================   =================  ===============







         $976,357          $974,016          $1,950,373          $65,023      1995         12/97                 (b)
==================  ================   =================  ===============







         $351,015                (f)           $351,015                -      1998         01/99                 (d)
==================  ================   =================  ===============







         $466,182                (f)           $466,182                -      1998         11/99                 (d)
==================  ================   =================  ===============






               (f)               (f)                 (f)               -      1988         11/91                 (e)
               (f)               (f)                 (f)               -      1992         04/92                 (e)


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


                -                (f)                 (f)               -      1991         12/91                 (d)
                -                (f)                 (f)               -      1992         12/91                 (d)
               (f)               (f)                 (f)               -      1991         12/92                 (e)
                -                (f)                 (f)               -      1991         04/92                 (d)
                -                (f)                 (f)               -      1991         04/92                 (d)


                -                (f)                 (f)               -      1977         03/92                 (d)
                -                (f)                 (f)               -      1975         03/92                 (d)


               (f)               (f)                 (f)               -      1985         03/91                 (e)
                -                (f)                 (f)               -      1985         03/91                 (d)









               (f)               (f)                 (f)               -      1993         12/92                 (e)







               (f)               (f)                 (f)               -      1998         01/99                 (d)







               (f)               (f)                 (f)               -      1998         11/99                 (d)







                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                                  DEPRECIATION

                                December 31, 1999

(a) Transactions in real estate and accumulated depreciation during 1999, 1998, and 1997, are summarized as follows:

                                                                     Accumulated
                                                     Cost           Depreciation
                                                 ---------------   ----------------
       Properties the Partnership has
          Invested in Under Operating Leases:

              Balance, December 31, 1996          $  16,123,171        $   898,779
              Acquisitions                            1,277,307                 --
              Dispositions                             (577,332 )               --
              Depreciation expense                           --            214,468
                                                 ---------------   ----------------

              Balance, December 31, 1997             16,823,146          1,113,247
              Acquisitions                            1,020,329                 --
              Dispositions                             (833,323 )          (43,281 )
              Reclassify as operating lease           1,913,380                 --
              Depreciation expense (k)(l)                    --            259,866
                                                 ---------------   ----------------

              Balance, December 31, 1998             18,923,532          1,329,832
              Acquisition                             1,257,217                 --
              Deposition                               (868,130 )               --
              Depreciation expense                           --            325,062
                                                 ---------------   ----------------

              Balance, December, 31 1999            $19,312,619         $1,654,894
                                                 ===============   ================

       Properties of Joint Venture in Which
          the Partnership has a 50% Interest
          and has Invested in Under Operating
          Leases:

              Balance, December 31, 1996           $  6,565,262        $   685,517
              Depreciation expense                           --            144,047
                                                 ---------------   ----------------

              Balance, December 31, 1997              6,565,262            829,564
              Depreciation expense                           --            144,050
                                                 ---------------   ----------------

              Balance, December 31, 1998              6,565,262            973,614
              Depreciation expense                           --            144,049
                                                 ---------------   ----------------

              Balance, December 31, 1999           $  6,565,262       $  1,117,663
                                                 ===============   ================


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1999

                                                                                        Accumulated
                                                                        Cost           Depreciation
                                                                  -----------------   ----------------
               Property of Joint  Venture in Which the
                    Partnership  has a 10.51% Interest
                    and   has    Invested   in   Under
                    Operating Leases:

                      Balance, December 31, 1996                      $  1,290,582        $   141,325
                      Depreciation expense                                      --             33,147
                                                                  -----------------   ----------------

                      Balance, December 31, 1997                         1,290,582            174,472
                      Depreciation expense                                      --             33,327
                                                                  -----------------   ----------------

                      Balance, December 31, 1998                         1,290,582            207,799
                      Depreciation expense                                      --             33,236
                                                                  -----------------   ----------------

                      Balance, December 31, 1999                      $  1,290,582        $   241,035
                                                                  =================   ================

               Property in Which the Partnership has
                    a 13% Interest as Tenants-in-Common
                    and hasInvested in Under an Operating
                    Lease:

                      Balance, December 31, 1996                       $   814,970        $    21,168
                      Depreciation expense                                      --             22,553
                                                                  -----------------   ----------------

                      Balance, December 31, 1997                           814,970             43,721
                      Depreciation expense                                      --             22,553
                                                                  -----------------   ----------------

                      Balance, December 31, 1998                           814,970             66,274
                      Depreciation expense                                      --             22,553
                                                                  -----------------   ----------------

                      Balance, December 31, 1999                       $   814,970        $    88,827
                                                                  =================   ================

               Property in Which the  Partnership  has
                    a 6.69% Interest as Tenants-in-Common
                    and has Invested in Under an Operating
                    Lease:

                      Balance, December 31, 1997                      $  1,950,373          $      89
                      Depreciation expense                                      --             32,467
                                                                  -----------------   ----------------

                      Balance, December 31, 1998                         1,950,373             32,556
                      Depreciation expense                                      --             32,467
                                                                  -----------------   ----------------

                      Balance, December 31, 1999                      $  1,950,373        $    65,023
                                                                  =================   ================


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1999

                                                                                          Accumulated
                                                                         Cost             Depreciation
                                                                    ----------------    -----------------
              Property of Joint Venture in Which the
                  Partnership has a 69.06% Interest
                  and has Invested in Under Operating
                  Leases:

                    Balance, December 31, 1998                              $    --             $     --
                    Acquisition                                             351,015                   --
                    Depreciation expense (d)                                     --                   --
                                                                    ----------------    -----------------

                    Balance, December 31, 1999                           $  351,015             $     --
                                                                    ================    =================

              Property of Joint Venture in Which the
                  Partnership has a 52% Interest and
                  has Invested in Under Operating
                  Leases:

                    Balance, December 31, 1998                              $    --             $     --
                    Acquisition                                             466,182                   --
                    Depreciation (d)                                             --                   --
                                                                    ----------------    -----------------

                    Balance, December 31, 1999                           $  466,182             $     --
                                                                    ================    =================



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $29,643,748 and $14,018,133, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(g) Effective January 1, 1994, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 28 years.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1999


(h) Effective March 1, 1996, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining life of approximately 26 years.

(i) Effective October 1, 1998, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining useful life of approximately 23 years.

(j) Effective August 1, 1998, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over its remaining estimate life of approximately 23 years.

(k) For financial reporting purposes the undepreciated cost of the Property in Lancaster, New York, was reduced to its estimated net realizable value to an impairment in value. The tenant of this Property filed for bankruptcy and rejected the lease relating to this Property. The Partnership recognized the impairment by recording an allowance for loss on building in the amount of $387,202 at December 31, 1998. The impairment at December 31, 1998 represents the difference between the Property's carrying value and the net realizable value of the Property at December 31, 1999 and 1998, respectively. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1999, excluding the allowance for loss on building.

(l) During 1998, the tenant of the Property in Homewood, Alabama filed for bankruptcy and rejected the lease relating to the Property. For financial reporting purposes, the undepreciated cost of the property was reduced down to its estimated net realizable value due to an impairment in value of $521,316 during 1998. The impairment represented the difference between the Property's carrying value and the estimated net realizable value of the Property at December 31, 1998. In January 2000, the Partnership entered into a new lease with a new tenant. In connection therewith, the Partnership agreed to remove the old building so the new tenant can construct a new building to operate a Kinko's Copies store. Therefore, at December 31, 1999, the Partnership recorded an additional impairment of $357,760, representing the undepreciated cost of the old building, for financial reporting purposes. The cost of the property presented on this schedule is the gross amount at which the Property was carried at December 31, 1999, excluding the allowance for loss on land and building.

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