Form 10-Q
period 2000-03-31
CNL INCOME FUND X LTD
filed 2000-05-11
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ___________________ to ________________________


                             Commission file number
                                     0-20016
                     ---------------------------------------


                             CNL Income Fund X, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                           59-3004139
----------------------------------------           ---------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
----------------------------------------           ---------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                                   ---------------------------


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

                     Condensed Statements of Cash Flows

                     Notes to Condensed Financial Statements

    Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

    Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk

Part II.

         Other Information

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           March 31,            December 31,
                                                                             2000                   1999
                                                                       ------------------     ------------------
                              ASSETS

  Land and buildings on operating leases, less
      accumulated depreciation and allowance for loss
      on land and buildings                                                 $ 16,013,788           $ 16,391,447
  Net investment in direct financing leases                                    9,336,982              9,391,291
  Investment in joint ventures                                                 4,965,303              4,989,209
  Cash and cash equivalents                                                      909,912                967,094
  Receivables, less allowance for doubtful accounts
      of $178,973 and $122,914, respectively                                      21,749                100,952
  Prepaid expenses                                                                20,680                 19,283
  Accrued rental income, less allowance for doubtful accounts of
      $1,210 in 2000 and 1999                                                  1,368,912              1,353,160
  Other assets                                                                    33,404                 35,684
                                                                       ------------------     ------------------

                                                                            $ 32,670,730           $ 33,248,120
                                                                       ==================     ==================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                          $     50,898           $    119,660
  Accrued and escrowed real estate taxes payable                                   9,690                  9,364
  Distributions payable                                                          900,001                900,001
  Due to related parties                                                          93,539                 60,116
  Rents paid in advance and deposits                                             157,966                 71,634
                                                                       ------------------     ------------------
      Total liabilities                                                        1,212,094              1,160,775

  Minority interest                                                               64,446                 65,051

  Partners' capital                                                           31,394,190             32,022,294
                                                                       ------------------     ------------------

                                                                            $ 32,670,730           $ 33,248,120
                                                                       ==================     ==================



See accompanying notes to condensed financial statements.


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME



                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                     2000               1999
                                                                                 --------------     --------------
Revenues:
    Rental income from operating leases                                             $  429,508         $  448,457
    Earned income from direct financing leases                                         247,407            276,858
    Interest and other income                                                           28,021             13,714
                                                                                 --------------     --------------
                                                                                       704,936            739,029
                                                                                 --------------     --------------

Expenses:
    General operating and administrative                                                62,020             50,482
    Professional services                                                               22,411             10,045
    Real estate taxes                                                                   13,347             11,604
    State and other taxes                                                               22,516             14,577
    Depreciation and amortization                                                       80,952             72,294
    Transaction costs                                                                   45,746             33,661
                                                                                 --------------     --------------
                                                                                       246,992            192,663
                                                                                 --------------     --------------

Income Before Minority Interest in Income of Consolidated Joint
    Venture, Equity in Earnings of Unconsolidated Joint Ventures,
    Gain on Sale of Land and Building and Provision for Loss on
    Land and Building                                                                  457,944            546,366

Minority Interest in Income of Consolidated
    Joint Venture                                                                       (2,218 )           (1,879 )

Equity in Earnings of Unconsolidated Joint Ventures                                    103,446             81,404

Gain on Sale of Land and Building                                                           --             74,640

Provision for Loss on Land and Building                                               (287,275 )               --
                                                                                 --------------     --------------

Net Income                                                                          $  271,897         $  700,531
                                                                                 ==============     ==============

Allocation of Net Income:
    General partners                                                                $    3,555         $    6,261
    Limited partners                                                                   268,342            694,270
                                                                                 --------------     --------------

                                                                                    $  271,897         $  700,531
                                                                                 ==============     ==============

Net Income Per Limited Partner Unit                                                 $     0.07         $     0.17
                                                                                 ==============     ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                                4,000,000          4,000,000
                                                                                 ==============     ==============


See accompanying notes to condensed financial statements.



                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2000                  1999
                                                                           -------------------    ------------------

General partners:
    Beginning balance                                                             $   252,935            $  229,725
    Net income                                                                          3,555                23,210
                                                                           -------------------    ------------------
                                                                                      256,490               252,935
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              31,769,359            33,123,172
    Net income                                                                        268,342             2,246,191
    Distributions ($0.23 and $0.90 per limited partner
       unit, respectively)                                                           (900,001 )          (3,600,004 )
                                                                           -------------------    ------------------
                                                                                   31,137,700            31,769,359
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 31,394,190          $ 32,022,294
                                                                           ===================    ==================



See accompanying notes to condensed financial statements.


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Quarter Ended
                                                                                     March 31,
                                                                               2000              1999
                                                                          ---------------    --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $ 845,642         $ 841,122
                                                                          ---------------    --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                        --         1,150,000
       Additions to land and buildings on operating
          leases                                                                      --        (1,257,217 )
       Investment in joint venture                                                    --          (802,431 )
       Decrease in restricted cash                                                    --           359,990
                                                                          ---------------    --------------
              Net cash used in investing activities                                   --          (549,658 )
                                                                          ---------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                        (900,001 )        (900,001 )
       Distributions to holder of minority interest                               (2,823 )          (2,178 )
                                                                          ---------------    --------------
              Net cash used in financing activities                             (902,824 )        (902,179 )
                                                                          ---------------    --------------

Net Decrease in Cash and Cash Equivalents                                        (57,182 )        (610,715 )

Cash and Cash Equivalents at Beginning of Quarter                                967,094         1,835,972
                                                                          ---------------    --------------

Cash and Cash Equivalents at End of Quarter                                    $ 909,912        $1,225,257
                                                                          ===============    ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                              $ 900,001         $ 900,001
                                                                          ===============    ==============

See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund X, Ltd. (the "Partnership") for the year ended December 31, 1999.

         The Partnership accounts for its 88.26% interest in Allegan Real Estate Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                                 March 31,           December 31,
                                                                   2000                  1999
                                                             ------------------    -----------------

                   Land                                            $ 9,076,722          $ 9,076,722
                   Building                                          9,556,497           10,235,897
                                                             ------------------    -----------------
                                                                    18,633,219           19,312,619
                   Less accumulated depreciation                    (1,695,663 )         (1,654,894 )
                                                             ------------------    -----------------
                                                                    16,937,556           17,657,725
                   Less allowance for loss on
                       land and building                              (923,768 )         (1,266,278 )
                                                             ------------------    -----------------

                                                                   $16,013,788         $ 16,391,447
                                                             ==================    =================


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


2.       Land and Buildings on Operating Leases - Continued:

         During the year ended December 31, 1998, the Partnership recorded a provision for loss on land and building totalling $908,518 for financial reporting purposes relating to the properties in Lancaster, New York, and Homewood, Alabama. In connection with the property in Homewood, Alabama, in January 2000, the Partnership entered into a new lease with a new tenant for a Kinko's Copies store. In connection therewith, the Partnership agreed to remove the old building from the property so the new tenant can construct a new building. Therefore, at December 31, 1999, the Partnership recorded an additional impairment on the building for $357,760, representing the undepreciated cost of the old building, for financial reporting purposes. During the quarter ended March 31, 2000, the total undepreciated cost of the old building of $629,785, for which the Partnership had recorded impairments in 1999 and 1998, was removed from the accounts and no loss on demolition relating to the building was reflected in income.

         In addition, at March 31, 2000, the Partnership recorded a provision for loss on land and building in the amount of $287,275 for financial reporting purposes relating to the Perkins property in Ft. Pierce, Florida. The tenant of this property vacated the property and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the carrying value of the property at March 31, 2000 and the estimated net realizable value for this property.

3.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for at least one of the quarters ended March 31:

                                                     2000               1999
                                                ---------------     ------------

            Golden Corral Corporation            $ 169,973           $137,058
            Jack in the Box Inc.                   128,043            112,801
            Flagstar Enterprises, Inc.              83,457                N/A

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


3.       Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for at least one of the quarters ended March 31:

                                                     2000                1999
                                               ---------------     -------------

             Burger King                        $ 187,629            $ 182,717
             Golden Corral Family
             Steakhouse Restaurant                169,973              137,058
             Jack in the Box                      128,043              112,801
             Hardee's                              98,159               99,448
             Shoney's                                 N/A              109,948


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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


4.       Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2000, the Partnership owned 49 Properties, which included interests in 11 Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $845,642 and $841,122 for the quarters ended March 31, 2000 and 1999, respectively. The increase in cash from operations for the quarter ended March 31, 2000 was primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2000, the Partnership had $909,912 invested in such short-term investments, as compared to $967,094 at December 31, 1999. The funds remaining at March 31, 2000 will be used to pay distributions and other liabilities.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $900,001 for each of the quarters ended March 31, 2000 and 1999. This represents distributions for each applicable quarter of $0.23 per unit. No distributions were made to the general partners for the quarters ended March 31, 2000 and 1999. No amounts distributed to the limited partners for the quarters ended March 31, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,212,094 at March 31, 2000, from $1,160,775 at December 31, 1999, primarily due to an increase in rents paid in advance at March 31, 2000, as compared to December 31, 1999. In addition, the increase in liabilities at March 31, 2000 was partially offset by a decrease in accounts payable at March 31, 2000 compared to December 31, 1999. Total liabilities at March 31, 2000, to the extent they exceed cash and cash equivalents at March 31, 2000, will be paid from future cash from operations, and in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 1999, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 39 wholly owned Properties (which included two Properties which were sold in
1999). In addition, during the quarter ended March 31, 2000, the Partnership and Allegan Real Estate Joint Venture owned and leased 37 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership and Allegan Real Estate Joint Venture earned $676,915 and $725,315, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. Rental and earned income decreased by approximately $36,500 for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, due to the fact that in September 1999, the tenant of the Property in Ft. Pierce, Florida vacated the Property and ceased making rental payments to the Partnership. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. The general partners are currently seeking either a new tenant or purchaser for this Property.

         In addition, rental and earned income decreased by approximately $55,800, as a result of the sale of the Properties in Amherst, New York in March 1999 and Fort Myers Beach, Florida in August 1999. The decrease in rental and earned income was partially offset by an increase in rental and earned income of approximately $50,700 due to the reinvestment of the net sales proceeds from the 1998 sale of the Property in Sacramento, California, in a Property in San Marcos, Texas, and the reinvestment of net sales proceeds from the 1999 sale of the Property in Amherst, New York in a Property in Fremont, Nebraska.

         Rental and earned income during the quarters ended March 31, 2000 and March 31, 1999 continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Property in Lancaster, New York. Rental and earned income are expected to remain at reduced amounts until a replacement tenant is located for the Property in Lancaster, New York, which had not been released as of March 31, 2000.

         For the quarters ended March 31, 2000 and 1999, the Partnership also owned and leased eight Properties indirectly through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. For the quarter ended March 31, 2000, the Partnership also owned and leased two additional Properties indirectly through joint venture arrangements. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $103,446 and $81,404, respectively, attributable to the net income earned by these unconsolidated joint ventures. The increase in net income earned by unconsolidated joint ventures during the quarter ended March 31, 2000, was primarily attributable to the Partnership investing in a joint venture arrangement, Ocean Shores Joint Venture, in January 1999, with CNL Income Fund XVII, Ltd., an affiliate of the general partners, and Peoria Joint Venture, in November 1999, with CNL Income Fund II, Ltd., an affiliate of the general partners.

         During the quarter ended March 31, 2000, three lessees, Golden Corral Corporation, Jack in the Box Inc., and Flagstar Enterprises, Inc., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from ten Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these three lessees will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 2000. In addition, during the quarter ended March 31, 2000, four restaurant chains, Golden Corral Family Steakhouse Restaurants, Hardee's, Burger King, and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of rental income from ten Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). In 2000, it is anticipated that these four restaurant chains will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $246,992 and $192,663 for the quarters ended March 31, 2000 and 1999, respectively. The increase in operating expenses during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was partially the result of an increase in depreciation expense due to the purchase of the Property in Fremont, Nebraska in March 1999. The increase in operating expenses was also partially due to the fact that the Partnership recorded legal expenses, insurance and real estate tax expense as a result of the fact that in September 1999, the tenant of the Property in Ft. Pierce, Florida vacated the Property and ceased making rental payments to the Partnership, as described above. The Partnership will continue to incur certain expenses, such as real estate taxes, insurance and maintenance relating to the Property in Ft. Pierce, Florida and the Property in Lancaster, New York, due to the fact that both of these Properties have been vacated by the tenant, until replacement tenants or purchasers are located. The Partnership is currently seeking either replacement tenants or purchasers for these Properties.

         In addition, the increase in operating expenses during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999 was primarily due to the fact that the Partnership incurred $45,746 and $33,661, respectively, in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger as described below in "Termination of Merger."

         As a result of the sale of the Property in Amherst, New York, the Partnership recorded a gain of $74,640 for financial reporting purposes during the quarter ended March 31, 1999. No Properties were sold during the quarter ended March 31, 2000.

         During the quarter ended March 31, 2000, the Partnership recorded a provision for loss on land and building in the amount of $287,275 for financial reporting purposes relating to a Perkins Property in Ft. Pierce, Florida, the tenant of which vacated the Property and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the carrying value of the Property at March 31, 2000 and the estimated net realizable value for the Property.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As   described   in  greater   detail  in  Part  II,   Item  1  ("Legal
Proceedings"), in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

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

          On April 25, 2000, Judge Kirkwood issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

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

                 27       Financial Data Schedule (Filed herewith.)

          (b)    Reports on Form 8-K

                 A Current Report on Form 8-K dated February 23, 2000 was filed on March 1, 2000, describing the termination of the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 2000.


                                      CNL INCOME FUND X, LTD.

                                      By: CNL REALTY CORPORATION
                                          General Partner


                                          By: /s/ James M. Seneff, Jr.
                                              --------------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


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