Form 10-Q
period 2000-06-30
CNL INCOME FUND X LTD
filed 2000-08-10
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to ______________________


                             Commission file number
                                     0-20016
                     ---------------------------------------


                             CNL Income Fund X, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                           59-3004139
-----------------------------------              -------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801-3336
-----------------------------------              -------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                     (407) 540-2000
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

                                                                      Page
Part I.

         Item 1.  Financial Statements:

                     Condensed Balance Sheets                           1

                     Condensed Statements of Income                     2

                     Condensed Statements of Partners' Capital          3

                     Condensed Statements of Cash Flows                 4

                     Notes to Condensed Financial Statements            5-6

         Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations           7-10

         Item 3.     Quantitative and Qualitative Disclosures About
                          Market Risk                                   10

Part II.

         Other Information                                              11-13

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS



                                                                           June 30,             December 31,
                                                                             2000                   1999
                                                                       ------------------     ------------------
                              ASSETS

  Land and buildings on operating leases, less
      accumulated depreciation and allowance for loss
      on land and buildings                                                 $ 15,934,464           $ 16,391,447
  Net investment in direct financing leases                                    9,281,230              9,391,291
  Investment in joint ventures                                                 4,951,280              4,989,209
  Cash and cash equivalents                                                      754,405                967,094
  Receivables, less allowance for doubtful accounts
      of $202,957 and $122,914, respectively                                      28,467                100,952
  Due from related parties                                                         5,587                  9,428
  Prepaid expenses                                                                25,951                 19,283
  Lease costs, less accumulated amortization of $400                              11,600                     --
  Accrued rental income, less allowance for doubtful accounts of
      $2,662 and $1,210, respectively                                          1,383,183              1,353,160
  Other assets                                                                    33,404                 35,684
                                                                       ------------------     ------------------

                                                                            $ 32,409,571           $ 33,257,548
                                                                       ==================     ==================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                          $     34,940           $    119,660
  Accrued and escrowed real estate taxes payable                                  19,279                  9,364
  Distributions payable                                                          900,001                900,001
  Due to related parties                                                         146,916                 69,544
  Rents paid in advance and deposits                                             106,933                 71,634
                                                                       ------------------     ------------------
      Total liabilities                                                        1,208,069              1,170,203

  Minority interest                                                               64,339                 65,051

  Partners' capital                                                           31,137,163             32,022,294
                                                                       ------------------     ------------------

                                                                            $ 32,409,571           $ 33,257,548
                                                                       ==================     ==================


           See accompanying notes to condensed financial statements.



                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                               Quarter Ended                    Six Months Ended
                                                                 June 30,                           June 30,
                                                           2000            1999              2000             1999
                                                        ------------    ------------      ------------     ------------
Revenues:
    Rental income from operating leases                   $ 477,962       $ 507,803         $ 907,470        $ 956,260
    Earned income from direct financing leases              245,964         286,157           493,371          563,015
    Interest and other income                                 4,409          17,748            32,430           31,462
                                                        ------------    ------------      ------------     ------------
                                                            728,335         811,708         1,433,271        1,550,737
                                                        ------------    ------------      ------------     ------------

Expenses:
    General operating and administrative                     60,490          36,293           122,510           86,775
    Professional services                                     6,436          19,981            28,847           30,026
    Real estate taxes                                        13,347           5,306            26,694           16,910
    State and other taxes                                        65             105            22,581           14,682
    Depreciation and amortization                            79,724          84,256           160,676          156,550
    Transaction costs                                        37,699          90,788            83,445          124,449
                                                        ------------    ------------      ------------     ------------
                                                            197,761         236,729           444,753          429,392
                                                        ------------    ------------      ------------     ------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in
    Earnings of Unconsolidated Joint Ventures,
    Gain on Sale of Land and Building, and
    Provision for Loss on Land and Building                 530,574         574,979           988,518        1,121,345

Minority Interest in Income of Consolidated
    Joint Venture                                            (2,064 )        (2,099 )          (4,282 )         (3,978 )

Equity in Earnings of Unconsolidated Joint
    Ventures                                                114,464          95,090           217,910          176,494

Gain on Sale of Land and Building                                --              --                --           74,640

Provision for Loss on Land and Building                          --              --          (287,275 )             --
                                                        ------------    ------------      ------------     ------------

Net Income                                                $ 642,974       $ 667,970         $ 914,871       $1,368,501
                                                        ============    ============      ============     ============

Allocation of Net Income:
    General partners                                       $  6,430        $  6,680          $  9,985         $ 12,941
    Limited partners                                        636,544         661,290           904,886        1,355,560
                                                        ------------    ------------      ------------     ------------

                                                          $ 642,974       $ 667,970         $ 914,871       $1,368,501
                                                        ============    ============      ============     ============

Net Income Per Limited Partner Unit                        $   0.16        $   0.17          $   0.23         $   0.34
                                                        ============    ============      ============     ============

Weighted Average Number of Limited Partner
    Units Outstanding                                     4,000,000       4,000,000         4,000,000        4,000,000
                                                        ============    ============      ============     ============



           See accompanying notes to condensed financial statements.



                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                              Six Months Ended           Year Ended
                                                                  June 30,              December 31,
                                                                    2000                    1999
                                                           -----------------------    ------------------

General partners:
    Beginning balance                                               $     252,935          $    229,725
    Net income                                                              9,985                23,210
                                                           -----------------------    ------------------
                                                                          262,920               252,935
                                                           -----------------------    ------------------

Limited partners:
    Beginning balance                                                  31,769,359            33,123,172
    Net income                                                            904,886             2,246,191
    Distributions ($0.45 and $0.90 per limited partner
       unit, respectively)                                             (1,800,002 )          (3,600,004 )
                                                           -----------------------    ------------------
                                                                       30,874,243            31,769,359
                                                           -----------------------    ------------------

Total partners' capital                                             $  31,137,163          $ 32,022,294
                                                           =======================    ==================


           See accompanying notes to condensed financial statements.



                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                     Six Months Ended
                                                                         June 30,
                                                                  2000              1999
                                                             ---------------    --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                    $1,604,307        $1,654,349
                                                             ---------------    --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                           --         1,150,000
       Additions to land and buildings on operating
          leases                                                         --        (1,257,217 )
       Investment in joint venture                                       --          (802,431 )
       Decrease in restricted cash                                       --           359,990
       Payment of lease costs                                       (12,000 )              --
                                                             ---------------    --------------

              Net cash used in investing activities                 (12,000 )        (549,658 )
                                                             ---------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                         (1,800,002 )      (1,800,002 )
       Distributions to holder of minority interest                  (4,994 )          (4,298 )
                                                             ---------------    --------------
              Net cash used in financing activities              (1,804,996 )      (1,804,300 )
                                                             ---------------    --------------

Net Decrease in Cash and Cash Equivalents                          (212,689 )        (699,609 )

Cash and Cash Equivalents at Beginning of Period                    967,094         1,835,972
                                                             ---------------    --------------

Cash and Cash Equivalents at End of Period                        $ 754,405        $1,136,363
                                                             ===============    ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                  $ 900,001         $ 900,001
                                                             ===============    ==============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

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

         Certain items in the prior year's financial statements have been reclassified to conform to 2000 presentation. These reclassifications had no effect on partner's capital or net income.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:


                                                   June 30,            December 31,
                                                     2000                  1999
                                               ------------------    -----------------
           Land                                      $ 9,076,722         $  9,076,722
           Building                                    9,556,497           10,235,897
                                               ------------------    -----------------

                                                      18,633,219           19,312,619
           Less accumulated depreciation              (1,774,987 )         (1,654,894 )
                                               ------------------    -----------------

                                                      16,858,232           17,657,725
           Less allowance for loss on
              land and building                         (923,768 )         (1,266,278 )
                                               ------------------    -----------------

                                                     $15,934,464         $ 16,391,447
                                               ==================    =================

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


2.       Land and Buildings on Operating Leases - Continued:

         During the year ended December 31, 1998, the Partnership recorded a provision for loss on land and building totalling $908,518 for financial reporting purposes relating to the properties in Lancaster, New York, and Homewood, Alabama. In connection with the property in Homewood, Alabama, in January 2000, the Partnership entered into a lease with a new tenant for a Kinko's Copies store. In connection therewith, the Partnership agreed to remove the old building from the property so the new tenant could construct a new building. Therefore, at December 31, 1999, the Partnership recorded an additional impairment on the building for $357,760, representing the undepreciated cost of the old building, for financial reporting purposes. As of June 30, 2000, the building was demolished and the total undepreciated cost of the old building of $629,785, for which the Partnership had recorded impairments in 1999 and 1998, was removed from the accounts and no loss on demolition relating to the building was reflected in income.

         As of June 30, 2000, the Partnership recorded a provision for loss on land and building in the amount of $287,275 for financial reporting purposes relating to the Perkins property in Ft. Pierce, Florida. The tenant of this property vacated the property and discontinued the payment of rents to the Partnership. The allowance represents the difference between the carrying value of the property at June 30, 2000 and the estimated net realizable value for this property.

3.       Termination of Merger:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2000, the Partnership owned 49 Properties, which included interests in 11 Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,604,307 and $1,654,349 for the six months ended June 30, 2000 and 1999, respectively. The decrease in cash from operations for the six months ended June 30, 2000 was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties, pending the reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2000, the Partnership had $754,405 invested in such short-term investments, as compared to $967,094 at December 31, 1999. The funds remaining at June 30, 2000 will be used to pay distributions and other liabilities.

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

         Total liabilities of the Partnership, including distributions payable, increased to $1,208,069 at June 30, 2000, from $1,170,203 at December 31, 1999, primarily due to an increase in due to related parties and rents paid in advance at June 30, 2000, as compared to December 31, 1999. The increase in liabilities at June 30, 2000 was partially offset by a decrease in accounts payable at June 30, 2000 compared to December 31, 1999. Total liabilities at June 30, 2000, to the extent they exceed cash and cash equivalents at June 30, 2000, will be paid from future cash from operations, and in the event the general partners elect to make additional contributions, from general partners' contributions.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,800,002 for each of the six months ended June 30, 2000 and 1999 ($900,001 for each of the quarters ended June 30, 2000 and 1999). This represents distributions for each applicable six months of $0.45 per unit ($.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2000 and 1999. No amounts distributed to the limited partners for the six months ended June 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1999, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 39 wholly owned Properties (which included two Properties which were sold in 1999). In addition, during the six months ended June 30, 2000, the Partnership and Allegan Real Estate Joint Venture owned and leased 37 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership and Allegan Real Estate Joint Venture earned $1,400,841 and $1,519,275, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $723,926 and $793,960 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. Rental and earned income decreased by approximately $31,500 and $68,000 for the quarter and six months ended June 30, 2000, respectively, as compared to the quarter and six months ended June 30, 1999, due to the fact that in September 1999, the tenant of the Property in Ft. Pierce, Florida vacated the Property and discontinued making rental payments to the Partnership. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. The general partners are currently seeking either a new tenant or purchaser for this Property. Rental and earned income are expected to remain at reduced amounts until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such a sale are reinvested in an additional Property.

         In addition, rental and earned income decreased by approximately $52,500 and $92,700 for the quarter and six months ended June 30, 2000, respectively, as a result of the sale of the Properties in Amherst, New York in March 1999 and Fort Myers Beach, Florida in August 1999. The decrease in rental and earned income for the six months ended June 30, 2000 was partially offset by an increase in rental and earned income of approximately $50,700 due to the reinvestment of the net sales proceeds from the 1998 sale of the Property in Sacramento, California, in a Property in San Marcos, Texas, in March 1999 and the reinvestment of net sales proceeds from the 1999 sale of the Property in Amherst, New York in a Property in Fremont, Nebraska in March 1999.

         Rental and earned income during the quarters and six months ended June 30, 2000 and 1999 continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Property in Lancaster, New York. As a result of the tenant vacating the Property in Lancaster, New York, rental and earned income are expected to remain at reduced amounts until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such a sale are reinvested in an additional Property. The Partnership is currently seeking either a new tenant or purchaser for this Property.

         For the six months ended June 30, 2000 and 1999, the Partnership also owned and leased nine Properties indirectly through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. For the six months ended June 30, 2000, the Partnership also owned and leased one additional Property indirectly through a joint venture arrangement. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $217,910 and $176,494, respectively, $114,464 and $95,090 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The increase in net income earned by unconsolidated joint ventures during the quarter and six months ended June 30, 2000, was primarily attributable to the Partnership investing in a joint venture arrangement, Ocean Shores Joint Venture, in January 1999 and Peoria Joint Venture, in November 1999.

         Operating expenses, including depreciation and amortization expense, were $444,753 and $429,392 for the six months ended June 30, 2000 and 1999, respectively, of which $197,761 and $236,729 were incurred for the quarters ended June 30, 2000 and 1999, respectively. The increase in operating expenses during the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was partially due to, and the decrease in operating expenses for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999, was partially offset by the fact that, the Partnership recorded legal expenses, insurance and real estate tax expense as a result of the tenant of the Property in Ft. Pierce, Florida vacating the Property and discontinuing the payment of rent to the Partnership in September 1999, as described above. The Partnership will continue to incur certain expenses, such as real estate taxes, insurance and maintenance relating to the Property in Ft. Pierce, Florida and the Property in Lancaster, New York, as described above until replacement tenants or purchasers are located. The Partnership is currently seeking either replacement tenants or purchasers for these Properties.

         The increase in operating expenses during the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was partially attributable to, and the decrease during the quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999, was partially offset by, an increase in administrative expenses for servicing the Partnership and its Properties.

         In addition, the increase in operating expenses during the six months ended June 30, 2000, was partially offset by, and the decrease in operating expenses during the quarter ended June 30, 2000 was primarily due to, the fact that the Partnership incurred less transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger as described below in "Termination of Merger."

         As a result of the sale of the Property in Amherst, New York, the Partnership recorded a gain of $74,640 for financial reporting purposes during the six months ended June 30, 1999. No Properties were sold during the six months ended June 30, 2000.

         During the six months ended June 30, 2000, the Partnership recorded a provision for loss on land and building in the amount of $287,275 for financial reporting purposes relating to a Perkins Property in Ft. Pierce, Florida, the tenant of which vacated the Property and discontinued the payment of rents. The allowance represents the difference between the carrying value of the Property at June 30, 2000 and the estimated net realizable value for the Property. No such allowance was recorded during the six months ended June 30, 1999.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger (the "Merger") entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As described in greater detail in Part II, Item 1. "Legal Proceedings," in 1999, two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued an order dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

        On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed merger. The plaintiffs sought unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, included allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and sought additional equitable relief. As amended, the caption of the case was Jon Hale, Mary J. Hewitt, Charles
        A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

        On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James
        M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger. The plaintiff sought unspecified damages and equitable relief.

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

               27   Financial Data Schedule (Filed herewith.)

        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August, 2000.


                                         CNL INCOME FUND X, LTD.

                                         By: CNL REALTY CORPORATION
                                             General Partner


                                             By: /s/ James M. Seneff, Jr.
                                                 ---------------------------
                                                 JAMES M. SENEFF, JR.
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                              By:/s/ Robert A. Bourne
                                                 -------------------------------
                                                 ROBERT A. BOURNE
                                                 President and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)