Form 10-Q
period 2000-09-30
CNL INCOME FUND X LTD
filed 2000-11-13
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to _____________________


                             Commission file number
                                     0-20016
                     ---------------------------------------


                             CNL Income Fund X, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                           59-3004139
---------------------------------------              ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801-3336
---------------------------------------              ------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number
(including area code)                                      (407) 540-2000
                                                     ------------------------


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



                                                                         Page
Part I.

         Item 1.   Financial Statements:

                      Condensed Balance Sheets                            1

                      Condensed Statements of Income                      2

                      Condensed Statements of Partners' Capital           3

                      Condensed Statements of Cash Flows                  4

                      Notes to Condensed Financial Statements             5-6

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 7-11

         Item 3.   Quantitative and Qualitative Disclosures About
                      Market Risk                                         11

Part II.

         Other Information                                                12-13

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                         September 30,          December 31,
                                                                             2000                   1999
                                                                       ------------------     ------------------
                              ASSETS

  Land and buildings on operating leases, less
      accumulated depreciation and allowance for loss
      on land and buildings                                                 $ 15,855,140           $ 16,391,447
  Net investment in direct financing leases                                    9,223,996              9,391,291
  Investment in joint ventures                                                 4,936,315              4,989,209
  Cash and cash equivalents                                                      646,311                967,094
  Receivables, less allowance for doubtful accounts
      of $135,180 and $122,914, respectively                                          --                100,952
  Prepaid expenses                                                                22,601                 19,283
  Lease costs, less accumulated amortization of $700                              11,300                     --
  Accrued rental income, less allowance for doubtful accounts of
      $3,388 and $1,210, respectively                                          1,398,853              1,353,160
  Other assets                                                                    33,404                 35,684
                                                                       ------------------     ------------------

                                                                            $ 32,127,920           $ 33,248,120
                                                                       ==================     ==================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                            $   34,678             $  119,660
  Accrued and escrowed real estate taxes payable                                  33,960                  9,364
  Distributions payable                                                          900,001                900,001
  Due to related parties                                                         103,954                 60,116
  Rents paid in advance and deposits                                              35,614                 71,634
                                                                       ------------------     ------------------
      Total liabilities                                                        1,108,207              1,160,775

  Minority interest                                                               64,249                 65,051

  Partners' capital                                                           30,955,464             32,022,294
                                                                       ------------------     ------------------

                                                                             $32,127,920           $ 33,248,120
                                                                       ==================     ==================



           See accompanying notes to condensed financial statements.



                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                  Quarter Ended                   Nine Months Ended
                                                                  September 30,                     September 30,
                                                              2000            1999               2000            1999
                                                           ------------    ------------      -------------    ------------
Revenues:
    Rental income from operating leases                      $ 489,015       $ 434,545         $1,394,549      $1,399,442
    Adjustments to accrued rental income                            --          (6,099 )               --         (18,296 )
    Earned income from direct financing leases                 244,481         263,036            737,852         826,051
    Contingent rental income                                     5,320           6,940              7,256          10,500
    Interest and other income                                   20,803          11,179             53,233          42,641
                                                           ------------    ------------      -------------    ------------
                                                               759,619         709,601          2,192,890       2,260,338
                                                           ------------    ------------      -------------    ------------

Expenses:
    General operating and administrative                        57,354          39,069            179,864         125,844
    Professional services                                        8,085          15,722             36,932          45,748
    Real estate taxes                                           10,362           4,351             37,056          21,261
    State and other taxes                                           --              --             22,581          14,682
    Depreciation                                                79,624          84,256            240,300         240,806
    Transaction costs                                               --          67,658             83,445         192,107
                                                           ------------    ------------      -------------    ------------
                                                               155,425         211,056            600,178         640,448
                                                           ------------    ------------      -------------    ------------

Income Before Minority Interest in Income of
    Consolidated Joint Venture, Equity in Earnings of
    Unconsolidated Joint Ventures,  Gain (Loss) on
    Sale of Land, Buildings and Net Investment in
    Direct Financing Lease and Provision for Loss on
    Land and Building                                          604,194         498,545          1,592,712       1,619,890

Minority Interest in Income of Consolidated
    Joint Venture                                               (2,144 )        (2,193 )           (6,426 )        (6,171 )

Equity in Earnings of Unconsolidated Joint
    Ventures                                                   116,252          95,933            334,162         272,427

Gain (Loss) on Sale of Land, Buildings and Net
    Investment in Direct Financing Lease                            --         (42,141 )               --          32,499

Provision for Loss on Land and Building                             --              --           (287,275 )            --
                                                           ------------    ------------      -------------    ------------

Net Income                                                   $ 718,302        $550,144         $1,633,173      $1,918,645
                                                           ============    ============      =============    ============

Allocation of Net Income:
    General partners                                         $   7,183        $  5,642         $   17,168        $ 18,583
    Limited partners                                           711,119         544,502          1,616,005       1,900,062
                                                           ------------    ------------      -------------    ------------

                                                             $ 718,302        $550,144         $1,633,173      $1,918,645
                                                           ============    ============      =============    ============

Net Income Per Limited Partner Unit                          $    0.18        $   0.14         $     0.40      $     0.48
                                                           ============    ============      =============    ============

Weighted Average Number of Limited Partner
    Units Outstanding                                        4,000,000       4,000,000          4,000,000       4,000,000
                                                           ============    ============      =============    ============



           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                         Nine Months Ended              Year Ended
                                                           September 30,               December 31,
                                                               2000                        1999
                                                     --------------------------   -----------------------

General partners:
    Beginning balance                                             $    252,935               $   229,725
    Net income                                                          17,168                    23,210
                                                     --------------------------   -----------------------
                                                                       270,103                   252,935
                                                     --------------------------   -----------------------

Limited partners:
    Beginning balance                                               31,769,359                33,123,172
    Net income                                                       1,616,005                 2,246,191
    Distributions ($0.68 and $0.90 per limited
       partner unit, respectively)                                  (2,700,003 )              (3,600,004 )
                                                     --------------------------   -----------------------
                                                                    30,685,361                31,769,359
                                                     --------------------------   -----------------------

Total partners' capital                                          $  30,955,464             $  32,022,294
                                                     ==========================   =======================



           See accompanying notes to condensed financial statements.


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               2000                1999
                                                                          ----------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $2,398,448         $2,442,140
                                                                          ----------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                        --          2,081,725
       Additions to land and buildings on operating
          leases                                                                       --         (1,257,217 )
       Investment in joint ventures                                                    --           (802,431 )
       Decrease in restricted cash                                                     --            359,990
       Payment of lease costs                                                     (12,000 )               --
                                                                          ----------------    ---------------

              Net cash provided by investing activities                           (12,000 )          382,067
                                                                          ----------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (2,700,003 )       (2,700,003 )
       Distributions to holder of minority interest                                (7,228 )           (6,566 )
                                                                          ----------------    ---------------
              Net cash used in financing activities                            (2,707,231 )       (2,706,569 )
                                                                          ----------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                             (320,783 )          117,638

Cash and Cash Equivalents at Beginning of Period                                  967,094          1,835,972
                                                                          ----------------    ---------------

Cash and Cash Equivalents at End of Period                                      $ 646,311         $1,953,610
                                                                          ================    ===============

Supplemental Schedule of Non-Cash Financing Activities:

       Distributions declared and unpaid at end of
          period                                                                $ 900,001          $ 900,001
                                                                          ================    ===============



           See accompanying notes to condensed financial statements.


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                       September 30,         December 31,
                                                           2000                  1999
                                                     ------------------    -----------------
           Land                                            $ 9,076,722          $ 9,076,722
           Building                                          9,556,496           10,235,897
                                                     ------------------    -----------------
                                                            18,633,218           19,312,619
           Less accumulated depreciation                    (1,854,310 )         (1,654,894 )
                                                     ------------------    -----------------
                                                            16,778,908           17,657,725
           Less allowance for loss on
               land and building                              (923,768 )         (1,266,278 )
                                                     ------------------    -----------------

                                                          $ 15,855,140         $ 16,391,447
                                                     ==================    =================


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


2.       Land and Buildings on Operating Leases - Continued:

         During the year ended December 31, 1998, the Partnership recorded a provision for loss on land and building totalling $908,518 for financial reporting purposes relating to the properties in Lancaster, New York, and Homewood, Alabama. In connection with the property in Homewood, Alabama, in January 2000, the Partnership entered into a lease with a new tenant for a Kinko's Copies store. In connection therewith, the Partnership agreed to remove the old building from the property so the new tenant could construct a new building. Therefore, at December 31, 1999, the Partnership recorded an additional impairment on the building for $357,760, representing the undepreciated cost of the old building, for financial reporting purposes. As of September 30, 2000, the building was demolished and the total undepreciated cost of the old building of $629,785, for which the Partnership had recorded impairments in 1999 and 1998, was removed from the accounts and no loss on demolition relating to the building was reflected in income.

         As of September 30, 2000, the Partnership recorded a provision for loss on land and building in the amount of $287,275 for financial reporting purposes relating to the Perkins property in Ft. Pierce, Florida. The tenant of this property vacated the property and discontinued the payment of rents to the Partnership. The allowance represents the difference between the carrying value of the property at September 30, 2000 and the estimated net realizable value for this property.

3.       Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

4.       Subsequent Event:

         In October 2000, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $125,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand. As of November 10, 2000, the Partnership had repaid the entire loan to the corporate general partner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2000, the Partnership owned 49 Properties, which included interests in 11 Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,398,448 and $2,442,140 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash from operations for the nine months ended September 30, 2000 was primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties, pending the reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2000, the Partnership had $646,311 invested in such short-term investments, as compared to $967,094 at December 31, 1999. The funds remaining at September 30, 2000 will be used to pay distributions and other liabilities.

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

         In October 2000, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $125,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand. As of November 10, 2000, the Partnership had repaid the entire loan to the corporate general partner.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,108,207 at September 30, 2000, from $1,160,775 at December 31, 1999, primarily due to a decrease in accounts payable and rents paid in advance at September 30, 2000, as compared to December 31, 1999. The decrease in liabilities at September 30, 2000 was partially offset by a increase in due to related parties and accrued and escrowed real estate taxes payable at September 30, 2000 compared to December 31, 1999. Total liabilities at September 30, 2000, to the extent they exceed cash and cash equivalents at September 30, 2000, will be paid from future cash from operations, loans, and in the event the general partners elect to make additional contributions, from general partners' contributions.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 2000, the loan from the general partners of $125,000, as described above, the Partnership declared distributions to limited partners of $2,700,003 for each of the nine months ended September 30, 2000 and 1999 ($900,001 for each of the quarters ended September 30, 2000 and 1999). This represents distributions for each applicable nine months of $0.68 per unit ($.023 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2000 and 1999. No amounts distributed to the limited partners for the nine months ended September 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 1999, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 39 wholly owned Properties (which included two Properties which were sold in 1999). In addition, during the nine months ended September 30, 2000, the Partnership and Allegan Real Estate Joint Venture owned and leased 37 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership and Allegan Real Estate Joint Venture earned $2,132,401 and $2,207,197, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $733,496 and $691,482 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The increase in rental and earned income during the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999, was partially attributable to and the decrease to rental and earned income during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was partially offset by, an increase in rental and earned income of approximately $42,700 and $62,700 during the quarter and nine months ended September 30, 2000, respectively, as a result of the Partnership entering into a new lease with a new tenant for the Property in Homewood Alabama. In December 1999, the former tenant of this Property vacated the Property and discontinued making rental payments to the Partnership. Rental and earned income decreased during the nine months ended September 30, 2000 as a result of the fact that during the nine months ended September 30, 2000, the Partnership wrote-off approximately $7,000 in past due rental amounts from the former tenant

         The increase to rental and earned income during the quarter ended September 30, 2000, was partially offset by, and the decrease in rental and earned income during the nine months ended September 30, 2000, was partially attributable to a decrease in rental and earned income of $36,400 and $109,600 during the quarter and nine months ended September 30, 2000, respectively, due to the fact that in September 1999, the tenant of the Property in Ft. Pierce, Florida vacated the Property and discontinued making rental payments to the Partnership. The increase in rental and earned income during the quarter ended September 30, 2000 was primarily attributable to, and the decrease in rental and earned income during the nine months ended September 30, 2000, was partially offset by the fact that during the quarter and nine months ended September 30, 1999, the Partnership established an allowance for doubtful accounts of approximately $64,000 and $69,000, respectively, for past due rental amounts. No such allowance was established during the quarter and nine months ended September 30, 2000. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected. The general partners are currently seeking either a new tenant or purchaser for this Property. Rental and earned income are expected to remain at reduced amounts until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such a sale are reinvested in an additional Property.

         In addition, the increase to rental and earned income during the quarter ended September 30, 2000 was partially offset by, and the decrease during the nine months ended September 30, 2000, was partially attributable to, a decrease in rental and earned income of approximately $18,300 and $111,000 for the quarter and nine months ended September 30, 2000, respectively, as a result of the sale of the Properties in Amherst, New York in March 1999 and Fort Myers Beach, Florida in August 1999. The decrease in rental and earned income for the nine months ended September 30, 2000 was partially offset by an increase in rental and earned income of approximately $50,700 due to the reinvestment of the net sales proceeds from the 1998 sale of the Property in Sacramento, California, in a Property in San Marcos, Texas, in March 1999 and the reinvestment of net sales proceeds from the 1999 sale of the Property in Amherst, New York in a Property in Fremont, Nebraska in March 1999.

         The decrease to rental and earned income during the nine months ended September 30, 2000 was also attributable to the Partnership establishing an allowance for doubtful accounts of approximately $11,900 for past due rental amounts relating to the Properties in Las Cruces and Alamagorda, New Mexico, in accordance with Partnership policy. The general partners will continue to pursue collection of these past due amounts and will recognize such amounts as income if collected.

         Rental and earned income during the quarters and nine months ended September 30, 2000 and 1999 continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the vacant Property in Lancaster, New York. As a result of the tenant vacating the Property in a prior year, rental and earned income are expected to remain at reduced amounts until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such a sale are reinvested in an additional Property. The Partnership is currently seeking either a new tenant or purchaser for this Property.

         For the nine months ended September 30, 2000 and 1999, the Partnership also owned and leased nine Properties indirectly through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. For the nine months ended September 30, 2000, the Partnership also owned and leased one additional Property indirectly through a joint venture arrangement. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $334,162 and $272,427, respectively, $116,252 and $95,933 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The increase in net income earned by unconsolidated joint ventures during the quarter and nine months ended September 30, 2000, was primarily attributable to the Partnership investing in the joint venture arrangements, Ocean Shores Joint Venture, in January 1999 and Peoria Joint Venture, in November 1999.

         Operating expenses, including depreciation and amortization expense, were $600,178 and $640,448 for the nine months ended September 30, 2000 and 1999, respectively, of which $155,425 and $211,056 were incurred for the quarters ended September 30, 2000 and 1999, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was partially due to the fact that the Partnership incurred less transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger as described below in "Termination of Merger."

         The decrease in operating expenses for the quarter and nine months ended September 30, 2000 as compared to the quarter and nine months ended September 30, 1999, was partially offset by the fact that the Partnership recorded legal expenses, insurance and real estate tax expense as a result of the tenant of the Property in Ft. Pierce, Florida vacating the Property and discontinuing the payment of rent to the Partnership in September 1999, as described above. The Partnership will continue to incur certain expenses, such as real estate taxes, insurance and maintenance relating to the Property in Ft. Pierce, Florida and the Property in Lancaster, New York, which is vacant, as described above, until replacement tenants or purchasers are located. The Partnership is currently seeking either replacement tenants or purchasers for these Properties.

         The decrease in operating expenses during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was partially offset by an increase in administrative expenses for servicing the Partnership and its Properties.

         As a result of the sale of the Property in Amherst, New York during the nine months ended September 30, 1999, the Partnership recorded a gain of $74,640. As a result of the sale of the Property in Fort Myers Beach, Florida, during the quarter and nine months ended September 30, 1999, the Partnership recorded a loss of $42,141 for financial reporting purposes. No Properties were sold during the nine months ended September 30, 2000.

         During the nine months ended September 30, 2000, the Partnership recorded a provision for loss on land and building in the amount of $287,275 for financial reporting purposes relating to a Perkins Property in Ft. Pierce, Florida, the tenant of which vacated the Property and discontinued the payment of rents. The allowance represents the difference between the carrying value of the Property at September 30, 2000 and the estimated net realizable value for the Property. No such allowance was recorded during the nine months ended September 30, 1999.

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

                 27       Financial Data Schedule (Filed herewith.)

           (b)   Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 2000.


                                   CNL INCOME FUND X, LTD.

                                   By: CNL REALTY CORPORATION
                                       General Partner


                                       By:/s/ James M. Seneff, Jr.
                                          ---------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                       By:/s/ Robert A. Bourne
                                          ---------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)