Form 10-K
period 2000-12-31
CNL INCOME FUND X LTD
filed 2001-04-02
CIK 863785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         During the year ended December 31, 1995, the Partnership sold its Property in Denver, Colorado, and reinvested the majority of the net sales proceeds in a Shoney's in Fort Myers Beach, Florida. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. During the year ended December 31, 1997, the Partnership sold its Property in Fremont, California, and reinvested the majority of the net sales proceeds in a Boston Market in Homewood, Alabama. In addition, during 1997, the Partnership used approximately $130,400 that had been previously reserved for working capital purposes to invest in a Chevy's Fresh Mex Property located in Miami, Florida, with affiliates of the General Partners as tenants-in-common. During the year ended December 31, 1998, the Partnership sold its Properties in Sacramento, California and Billings, Montana. During 1998, the Partnership reinvested the proceeds from the Sacramento, California sale in a Property in San Marcos, Texas. During the year ended December 31, 1999, the Partnership sold its Properties in Amherst, New York and Fort Myers Beach, Florida. During 1999, the Partnership reinvested the proceeds from the Amherst, New York sale in a Property in Fremont, Nebraska. During January 1999, the Partnership reinvested the net sales proceeds from the sale of its Property in Billings, Montana in a joint venture, Ocean Shores Joint Venture, to purchase and hold one Property. In addition, during 1999, the Partnership reinvested the majority of the net sales proceeds from the Fort Myers Beach, Florida sale in a joint venture arrangement, Peoria Joint Venture, with CNL Income Fund II, Ltd., an affiliate of the General Partners to purchase and hold one Property. During 2000, the Partnership sold its Property in Lancaster, New York.

         As a result of the above transactions, as of December 31, 2000, the Partnership owned 48 Properties. The 48 Properties include 11 Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the General Partners as tenants-in-common. The Partnership generally leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc.("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners, ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable. The General Partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. Generally, the leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the Properties owned as tenants-in-common with affiliates of the General
Partners provide for initial terms ranging from 14 to 20 years (the average being 18 years) and expire between 2006 and 2019. The leases are generally on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $25,500 to $198,500. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the second to the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 34 of the Partnership's 48 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 1998, two tenants, Brambury Associates, Inc. and Boston Chicken, Inc., filed for bankruptcy and rejected the leases relating to two of their three Properties and ceased making rental payments to the Partnership on the rejected leases. In January 2000, the Partnership re-leased one of the rejected lease Properties to a new tenant, to operate a Kinko's Copies. The Partnership continued receiving rental payments relating to the lease that was not rejected until the Partnership sold this Property in March 1999. In March 1999, the Partnership reinvested the net sales proceeds in a Golden Corral Property located in Fremont, Nebraska. In December 2000, the Partnership sold the remaining vacant Property and intends to reinvest the net sales proceeds in an additional Property. The Partnership will not recognize rental an earned income from the sold Property until the proceeds from the sale of the Property have been reinvested in an additional Property.

         In August 1999, the leases relating to the Long John Silver's Properties in Alamogordo and Las Cruces, New Mexico were amended to provide rent deferrals. The rent deferrals are payable by the tenant beginning in August 2001.

Major Tenants

         During 2000, two lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation and Jack in the Box Inc., each contributed more than ten percent of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from ten Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Golden Corral Corporation was the lessee under leases relating to five restaurants and Jack in the Box Inc. was the lessee under leases relating to six restaurants. It is anticipated that based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than ten percent of the Partnership's total rental and earned income in 2001. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Hardee's, Burger King, and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental and earned income during 2000 (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from ten Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). In 2001, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could have a material adverse affect on the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or groups of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into a joint venture arrangement, Allegan Real Estate Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into five separate joint venture arrangements: CNL Restaurant Investments III with CNL Income Fund IX, Ltd., to purchase and hold six Properties; Ashland Joint Venture with CNL Income Fund IX, Ltd. and CNL Income Fund XI, Ltd., to purchase and hold one Property; Williston Real Estate Joint Venture with CNL Income Fund XII, Ltd., to purchase and hold one Property; Ocean Shores Joint Venture, with CNL Income Fund XVII, Ltd., to purchase and hold one restaurant Property; and Peoria Joint Venture, with CNL Income Fund II, Ltd., to purchase and hold one restaurant Property. Each of the CNL Income Funds is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2000, the Partnership owned 48 Properties. Of the 48 Properties, 35 are owned by the Partnership in fee simple, 11 are owned through joint venture arrangements and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,700 to 200,900 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2000.


          State                               Number of Properties

          Alabama                                          2
          Arizona                                          1
          Florida                                          5
          Idaho                                            1
          Illinois                                         1
          Louisiana                                        2
          Michigan                                         2
          Missouri                                         1
          Montana                                          5
          Nebraska                                         1
          New Hampshire                                    3
          New Mexico                                       3
          New York                                         1
          North Carolina                                   4
          Ohio                                             3
          Pennsylvania                                     1
          South Carolina                                   1
          Tennessee                                        3
          Texas                                            7
          Washington                                       1
                                                       ------
          TOTAL PROPERTIES                                48
                                                       ======


         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,800 to 10,700 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2000, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $28,408,360 and $14,018,133, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by Restaurant Chain. Restaurant Chain Number of Properties

                Burger King                                           13
                Chevy's Fresh Mex                                      1
                Denny's                                                3
                Golden Corral                                          5
                Hardee's                                               7
                IHOP                                                   1
                Jack in the Box                                        6
                Long John Silver's                                     2
                Perkins                                                1
                Pizza Hut                                              5
                Shoney's                                               2
                Other                                                  2
                                                                    -----
                TOTAL PROPERTIES                                      48
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

         At December 31, 2000, 1999, 1998, 1997, and 1996, the Properties were 97%, 96%, 96%, 100%, and 100% occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:


                        ---------------------------------------------------------------------------------------------
                                      2000              1999             1998              1997              1996
--------------------------------- --------------    -------------    --------------    -------------     -------------

Rental Revenues (1)                  $3,462,549      $3,490,765        $3,163,838       $3,823,808        $3,894,384
Properties (2)                               47              47                47               49                48
Average Rent Per Property              $ 73,671        $ 74,272          $ 67,316         $ 78,037          $ 81,133



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

         The following is a schedule of lease expirations for leases in place as of December 31, 2000, for the next ten years and thereafter.

                                                                            Percentage of
                                Number           Annual Rental              Gross Annual
  Expiration Year              of Leases            Revenues                Rental Income
--------------------         --------------     -----------------         ------------------

                    2001                     --                      $     --                        --
                    2002                     --                            --                        --
                    2003                     --                            --                        --
                    2004                     --                            --                        --
                    2005                     --                            --                        --
                    2006                      10                    1,068,982                    25.91%
                    2007                      3                       538,740                    13.06%
                    2008                     --                            --                        --
                    2009                      4                       315,359                     7.64%
                    2010                      1                        71,948                     1.74%
                    Thereafter                29                    2,130,406                    51.65%
                                           ---------          ----------------         -----------------
                    Total (1)                 47                 $  4,125,435                   100.00%
                                           =========          ================         =================


(1)      Excludes one Property which was vacant at December 31, 2000.

         Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 2000 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2007 and 2014) and the average minimum base rent is approximately $152,430 (ranging from approximately $88,047 to $198,500).

         Jack in the Box Inc. leases six Jack in the Box restaurants. The initial term of each lease is between 18 and 20 years (expiring between 2009 and 2016) and the average minimum base rent is approximately $80,374 (ranging from approximately $63,000 to $92,600).


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective Properties, is party to, or subject to, any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2001, there were 3,505 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 1999, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception, the price for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2000 and 1999 other than pursuant to the Plan, net of commissions.


                                             2000 (1)                               1999 (1)
                                 ----------------------------------     ----------------------------------
                                   High         Low        Average        High         Low       Average
                                 ---------    --------    ----------    ---------    --------   -----------
         First Quarter               7.64        7.41          7.54          (2)         (2)           (2)
         Second Quarter              7.85        7.85          7.85          (2)         (2)           (2)
         Third Quarter               8.26        6.42          7.52        $9.50       $7.83         $8.58
         Fourth Quarter              8.00        6.30          7.43         8.42        7.27          7.78



(1)      A total of 15,966 and 5,600 Units were transferred  other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2000  and  1999,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the partnership agreement.

         For the years ended December 31, 2000 and 1999, the Partnership declared cash distributions of $3,600,004 to the Limited Partners. Distributions of $900,001 were declared at the close of each of the Partnership's calendar quarters during 2000 and 1999 to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to partners for the years ended December 31, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data



                                        2000              1999               1998               1997              1996
                                   ---------------    --------------     --------------    ---------------    --------------
  Year ended December 31:
    Revenues (1)                       $3,386,608        $3,417,506         $3,169,493         $3,813,248        $3,871,869
    Net income (2)                      2,465,788         2,269,401          1,878,858          3,531,381         3,461,812
    Cash distributions
       declared (3)                     3,600,004         3,600,004          3,680,004          3,600,003         3,640,003
    Net income per Unit (2)                  0.62              0.56               0.46               0.87              0.86
    Cash distributions
       declared per Unit (3)                 0.90              0.90               0.92               0.90              0.91

  At December 31:
    Total assets                      $32,124,183       $33,248,120        $34,480,865        $36,289,727       $36,437,560
    Partners' capital                  30,888,078        32,022,294         33,352,897         35,154,043        35,222,665



(1) Revenues include equity in earnings of unconsolidated joint ventures, minority interest in income of the consolidated joint venture, and adjustments to accrued rental income as a result of certain tenants filing for bankruptcy and rejecting the leases relating to these Properties.

(2) Net income for the years ended December 31, 2000, 1999, 1998, and 1997, includes $50,755, $32,499, $218,960, and $132,238, respectively, from gains on sale of assets. Net income for the years ended December 31, 2000, 1999 and 1998, includes $287,275, $357,760 and $1,001,846, respectively, from provision for loss on assets.

(3) Distributions for the years ended December 31, 1998 and 1996, include a special distribution to the Limited Partners of $80,000 and $40,000, respectively, which represented cumulative excess operating reserves.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2000, the Partnership owned 48 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 2000, 1999, and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,298,666, $3,182,882, and $3,604,438, for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in cash from operations during 2000 as compared to 1999, and the decrease during 1999, as compared to 1998, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 2000, 1999, and 1998.


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

         In October 1998, the Partnership sold its Property in Billings, Montana to the tenant for $362,000 and received net sales proceeds of $360,688, resulting in a gain of $47,800 for financial reporting purposes. This Property was originally acquired by the Partnership in April 1992 and had a cost of approximately $302,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $58,700 in excess of its original purchase price. In January 1999, the Partnership reinvested the majority of these proceeds plus remaining net proceeds from other sales of properties in a joint venture, Ocean Shores Joint Venture, with an affiliate of the General Partners, to purchase and hold one restaurant property. The Partnership owns a 69.06% interest in the profits and losses of the joint venture. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In March 1999, the Partnership sold its Property in Amherst, New York to a third party and received net sales proceeds of $1,150,000. The Partnership had recorded an allowance for impairment in the carrying value relating to this Property of $93,328 at December 31, 1998 due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the Property at December 31, 1998 and the estimated net realizable value for the Property. During 1999, the Partnership recorded a gain relating to the sale of this Property of $74,640 for financial reporting purposes, resulting in an aggregate net loss of approximately $18,700. In March 1999, the Partnership reinvested the net sales proceeds plus additional funds, totaling approximately $1,257,200 in a Golden Corral Property in Fremont, Nebraska. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

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

         In December 2000, the Partnership sold its Property in Lancaster, New York to a third party and received net sales proceeds of $749,675. The Partnership had recorded an allowance for loss on assets relating to this Property of $387,202 at December 31, 1998 due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the Property at December 31, 1998 and the estimated net realizable value for the Property. During 2000, the Partnership recorded a gain relating to the sale of this Property of $50,755 for financial reporting purposes, resulting in an aggregate net loss of approximately $336,400. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale. The Partnership intends to reinvest a portion of these net sales proceeds in an additional Property and to pay Partnership liabilities.

         In addition, during 2000, the Partnership entered into a promissory note with the corporate General Partner for a loan in the amount of $125,000 in connection with the operations of the Partnership. The note was uncollateralized, non-interest bearing and due on demand. As of December 31, 2000, the Partnership had repaid the loan in full to the corporate General Partner.

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

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties are invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to partners or to reinvest in additional Properties. At December 31, 2000, the Partnership had $1,361,652, invested in such short-term investments as compared to $967,094 at December 31, 1999. The increase in cash and cash equivalents during 2000 was primarily attributable to the Partnership receiving net sales proceeds relating to the sale of its Property in Lancaster, New York, as described above. As of December 31, 2000, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 3% annually. The funds remaining at December 31, 2000, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and during the year ended December 31, 1998, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,600,004, for the years ended December 31, 2000 and 1999 and $3,680,004, for the year ended December 31, 1998. This represents distributions of $0.90 per Unit for the years ended December 31, 2000 and 1999 and $0.92 per Unit for the year ended December 31, 1998. No distributions were made to the General Partners during the years ended December 31, 2000, 1999 and 1998, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 2000, 1999, and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         As of December 31, 2000 and 1999, the Partnership owed $147,099 and $60,116, respectively, to affiliates for accounting and administrative services. As of March 15, 2001, the Partnership had reimbursed the affiliates $32,273 of such amounts. Other liabilities, including distributions payable, decreased to $1,024,908 at December 31, 2000, from $1,100,659 at December 31, 1999, primarily as a result of the fact that during 2000, the Partnership paid amounts accrued at December 31, 2000 relating to the proposed and terminated merger with APF, as described in "Termination of Merger." The decrease was partially offset by an increase of rents paid in advance as of December 31, 2000. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During 2000, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 36 wholly owned Properties (including one Property which was sold in December 2000). During 1999, the Partnership owned and leased 39 wholly owned Properties (including two Properties sold in 1999) and during 1998 the Partnership owned and leased 40 wholly owned Properties (including two properties sold in 1998). In addition, during 2000, 1999, and 1998, the Partnership was a co-venturer in two separate joint ventures that each owned and leased one Property and one joint venture which owned and leased six Properties. During 2000 and 1999, the Partnership was a co-venturer in two additional joint ventures that each owned and leased one Property. In addition, during 2000, 1999 and 1998, the Partnership owned and leased two Properties with affiliates as tenants-in-common. As of December 31, 2000, the Partnership owned, either directly or through joint venture arrangements, 48 Properties which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $25,500 to $198,500. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the second to the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership and its consolidated joint venture, earned $2,849,565, $2,899,879, and $2,710,790, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases.

         The decrease in rental and earned income during 2000 was partially due to, and the increase in rental income during 1999, was partially offset by, a decrease of approximately $99,900 and $80,000 during 2000 and 1999, respectively, as a result of the sale of several Properties during 1998, 1999, and 2000. This decrease was partially offset by an increase of approximately $48,800 and $188,200 during 2000 and 1999, respectively, due to the reinvestment of the majority of net sales proceeds received in additional Properties, as described in "Capital Resources." The increase during the year ended December 31, 1999, as compared to 1998, was partially offset by, a decrease in rental and earned income of approximately $138,900 during 1999, due to the fact that during 1998, the tenant of the Properties in Lancaster and Amherst, New York, Brambury Associates, Inc., filed for bankruptcy and rejected the lease relating to the Property in Lancaster, New York. As a result, the tenant ceased making rental payments on this Property. Additionally, the Partnership continued receiving rental payments relating to the lease that was not rejected until the Partnership sold this Property in March 1999, as described above in "Capital Resources," which further offset the increase in rental and earned income during 1999, as compared to 1998. Rental and earned income were lower during 1998, as compared to 1999, due to the fact that as a result of the bankruptcy, during 1998, the Partnership reversed approximately $292,600 of accrued rental income relating to both Properties. The accrued rental income was the accumulated amount of non-cash accounting adjustments primarily recorded in order to recognize future scheduled rent increases as income evenly over the life of the lease. No such amounts were reversed during 1999. In December 2000, the Partnership sold the Property in Lancaster, New York, as described in "Capital Resources." As a result, the General Partners ceased collection efforts of past due amounts and wrote off such amounts as uncollectible. The Partnership intends to reinvest a portion of these net sales proceeds in an additional Property and to pay Partnership liabilities.

         Rental and earned income were lower during 1998, as compared to 1999 due to the fact that during 1997 the lease relating to the Perkins Property in Ft. Pierce, Florida, was amended to provide for rent reductions from May 1997 through December 31, 1998. Due to the lease amendment and questionable collectibility of future scheduled rent increases from this tenant, during 1998, the Partnership increased its reserve for accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) by approximately $151,800. In September 1999, the tenant vacated the Property and ceased making rental payments to the Partnership, resulting in a decrease in rental and earned income of approximately $40,500 and $23,300 during 2000 and 1999, respectively. The General Partners will continue to pursue collection of these past due amounts and will recognize such amounts as income if collected. The General Partners are currently seeking either a new tenant or purchaser for this Property. The lost revenues resulting from this vacated Property could have an adverse affect on the results of operations of the partnership if the Partnership is unable to re-lease or sell this property in a timely manner.

         In addition, the increase in rental and earned income during 1999, as compared to 1998, was partially offset by a decrease of approximately $138,800 during 1999, due to the fact that in October 1998, Boston Chicken, Inc., the tenant of the Boston Market Property in Homewood, Alabama, filed for bankruptcy and rejected the lease relating to this Property and ceased making payments to the Partnership. In conjunction with the rejected lease, during 1998, the Partnership reversed approximately $13,200 of accrued rental income that it had previously recorded (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). The decrease in rental and earned income during 2000 was partially offset by an increase of approximately $71,900 as a result of the fact that in January 2000, the Partnership entered into a new lease with a new tenant to operate the location as a Kinko's Copies. In connection therewith, the Partnership agreed to remove the old building so the tenant could construct a new building. As a result, the Partnership recorded a loss representing the undepreciated cost of the building as of December 31, 1999.

         The increase in rental and earned income during 1999, as compared to 1998, was partially offset by a decrease of approximately $52,900 during 1999 due to the fact that the leases relating to the Burger King Properties in Irondequoit, New York; Ashland, Ohio; and Henderson, North Carolina were amended to provide for rent reductions from August 1998 through the end of the lease term. The General Partners do not anticipate that any decrease in rental income relating to the amendments will have a material adverse affect on the Partnership's financial position or results of operations.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership also earned $65,717, $96,541, and $67,511, respectively, in contingent rental income. The decrease in contingent rental income during 2000 as compared to 1999 was primarily attributable to a decrease in gross sales relating to certain restaurant properties whose leases require the payment of contingent rent and the increase during 1999 as compared to 1998, was primarily attributable to an increase in gross sales relating to certain restaurant properties whose leases require the payment of contingent rent.

         For the years ended December 31, 2000, 1999, and 1998, the Partnership also earned $449,576, $380,616, and $292,013, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by unconsolidated joint ventures during 2000 and 1999, each as compared to the previous year, was primarily attributable to the fact that the Partnership invested in Ocean Shores Joint Venture in January 1999 and Peoria Joint Venture in December 1999, as described above in "Capital Resources."

         During the years ended December 31, 2000, 1999, and 1998, the Partnership also earned $30,303, $48,935, and $108,481, respectively, in interest and other income. The decrease in interest and other income during 2000 and 1999, each as compared to the previous year, was primarily attributable to the fact that during 1999 and 1998, the Partnership earned interest on the net sales proceeds relating to the sales of several Properties, pending the reinvestment of the net sales proceeds in additional Properties.

         During the year ended December 31, 2000, two lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation and Jack in the Box Inc., each contributed more than ten percent of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from ten Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Golden Corral Corporation was the lessee under leases relating to five restaurants and Jack in the Box Inc. was the lessee under leases relating to six restaurants. It is anticipated that based on the minimum rental payments required by the leases, these two lessees will continue to contribute more than ten percent of the Partnership's total rental and earned income during 2001. In addition, during the year ended December 31, 2000, four Restaurant Chains, Golden Corral, Hardee's, Burger King, and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from ten Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). In 2001, it is anticipated that these four Restaurant Chains will continue to account for more than ten percent of the Partnership's total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $684,300, $822,844, and $507,749, for the years ended December 31, 2000,
1999, and 1998, respectively. The decrease in operating expenses during 2000, as compared to 1999, and the increase during 1999, as compared to 1998, was primarily due to the fact that the Partnership incurred $38,333, $195,746, and $23,779 during 2000, 1999 and 1998, respectively, in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated merger with APF, as described in "Termination of Merger."

         The decrease in operating expenses during 2000, as compared to 1999 was partially offset by, and the increase during 1999 as compared to 1998 was partially due to the fact that during 1999 the Partnership recorded legal expenses, real estate taxes, insurance and maintenance relating to the Properties in Lancaster, New York and Homewood, Alabama due to the fact that the tenants of these Properties filed for bankruptcy, and the Property in Ft. Pierce, Florida, due to the tenant vacating the Property. In January 2000, the Partnership re-leased the Property in Homewood, Alabama to a new tenant who is responsible for such expenses in the future, based on the terms of the lease agreement. In December 2000, the Partnership sold the Property in Lancaster, New York. The Partnership expects to continue to incur such expenses relating to the remaining vacant Property, until a replacement tenant or purchaser is located. The Partnership is currently seeking either a replacement tenant or purchaser for this Property.

         The increase in operating expenses during the year ended December 31, 1999, was partially the result of an increase in depreciation expense due to the purchase of several Properties during 1998 and 1999 and the fact that during 1998, the Partnership reclassified the leases relating to the Properties in Irondequoit, New York, Ashland, Ohio and Henderson, North Carolina from direct financing leases to operating leases due to lease amendments.

         As a result of the sale of the Property in Lancaster, New York, the Partnership recorded a gain of $50,755 for financial reporting purposes, during the year ended December 31, 2000. As a result of the sale of the Properties in Amherst, New York and Fort Myers Beach, Florida, the Partnership recorded a gain of $74,640 and a loss of $42,141, respectively, for financial reporting purposes, during the year ended December 31, 1999. As a result of the sale of the Properties in Sacramento, California and Billings, Montana, and the sale of the parcel of land in Austin, Texas, the Partnership recognized a gain of $218,960 for financial reporting purposes during the year ended December 31, 1998. For additional information on the sales of these Properties, see "Capital Resources."

         During the year ended December 31, 1998, the Partnership recorded a provision for loss on assets totaling $1,001,846 relating to the Properties in Lancaster, New York; Amherst, New York and Homewood, Alabama. The tenants of these Properties filed for bankruptcy during 1998, and rejected two of the three leases related to these Properties. The allowance represented the difference between the carrying value of the Properties at December 31, 1998, and the estimated net realizable value for these Properties. In March 1999 and December 2000, the Partnership sold the Properties in Amherst and Lancaster, New York, respectively, as described above in "Capital Resources." In connection with the Property in Homewood, Alabama, in January 2000, the Partnership entered into a new lease with a new tenant for a Kinko's Copies store. In connection therewith, the Partnership agreed to remove the old building from the Property so the new tenant can construct a new building. Therefore, at December 31, 1999, the Partnership recorded an allowance for loss on assets of $357,760, representing the undepreciated cost of the old building for financial reporting purposes. As of December 31, 2000, the building was demolished and the total undepreciated cost of the building of $629,785, for which the Partnership had recorded impairments in 1999 and 1998, was removed. No gain or loss on demolition relating to the building was recorded. During the year ended December 31, 2000, the Partnership recorded a provision for loss on assets in the amount of $287,275, for financial reporting purposes relating to the Property in Ft. Pierce, Florida. The allowance represented the difference between the carrying value of the Property at December 31, 2000 and the estimated net realizable value of the Property.

         The Partnership's leases as of December 31, 2000, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the partnership's result of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 13, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

Termination of Merger

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long term, "triple net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable. The General Partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS





                                                                   Page

Report of Independent Certified Public Accountants                  19

Financial Statements:

     Balance Sheets                                                 20

     Statements of Income                                           21

     Statements of Partners' Capital                                22

     Statements of Cash Flows                                    23-24

     Notes to Financial Statements                               25-38


               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund X, Ltd.



In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund X, Ltd. (a Florida limited partnership) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Orlando, Florida
February 2, 2001

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                         December 31,
                                                                              2000                         1999
                                                                       -------------------          --------------------

                         ASSETS

Land and buildings on operating leases, less
     accumulated depreciation and allowance
     for loss on assets                                                      $ 15,078,329                  $ 16,391,447
Net investment in direct financing leases,
     less allowance for loss on assets                                          9,164,968                     9,391,291
Investment in joint ventures                                                    4,929,505                     4,989,209
Cash and cash equivalents                                                       1,361,652                       967,094
Receivables, less allowance for doubtful accounts of
     $284,513 and $122,914, respectively
                                                                                   48,978                       100,952
Due from related parties                                                           13,063                            --
Prepaid expenses                                                                   19,274                        19,283
Lease costs, less accumulated amortization
     of $1,000 in 2000                                                             43,273                            --
Accrued rental income, less allowance for
     doubtful accounts of $3,388 and $1,210,
     respectively                                                               1,431,637                     1,353,160
Other assets                                                                       33,504                        35,684
                                                                       -------------------          --------------------
                                                                                                    --------------------

                                                                             $ 32,124,183                  $ 33,248,120
                                                                       ===================          ====================

            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                               $   35,472                    $  119,660
Escrowed real estate taxes payable                                                 10,114                         9,364
Distributions payable                                                             900,001                       900,001
Due to related parties                                                            147,099                        60,116
Rents paid in advance                                                              79,321                        71,634
                                                                       -------------------          --------------------
         Total liabilities                                                      1,172,007                     1,160,775

Minority interest                                                                  64,098                        65,051

Partners' capital                                                              30,888,078                    32,022,294
                                                                       -------------------          --------------------

                                                                             $ 32,124,183                  $ 33,248,120
                                                                      ===================          ====================
See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                  Year Ended December 31,
                                                                        2000               1999                1998
                                                                  -----------------   ----------------   -----------------

Revenues:
     Rental income from operating leases                             $  1,870,934       $  1,773,037         $  1,886,761
     Adjustments to accrued rental income                                  (2,178  )         (19,506  )          (457,567)
     Earned income from direct financing leases                           980,809          1,146,348            1,281,596
     Contingent rental income                                              65,717             96,541               67,511
     Interest and other income                                             30,303             48,935              108,481
                                                                  -----------------   ----------------   -----------------
                                                                        2,945,585          3,045,355            2,886,782
                                                                  -----------------   ----------------   -----------------
Expenses:
     General operating and administrative                                 206,381            182,554              163,189
     Bad debt expense                                                          --                 --                5,887
     Professional services                                                 44,002             64,806               44,309
     Real estate taxes                                                     54,513             39,219                  199
     State and other taxes                                                 22,580             15,457               10,520
     Depreciation and amortization                                        318,491            325,062              259,866
     Transaction costs                                                     38,333            195,746               23,779
                                                                  -----------------   ----------------   -----------------
                                                                          684,300            822,844              507,749
                                                                  -----------------   ----------------   -----------------
Income Before Minority Interest in Income of
     Consolidated Joint Venture, Equity in
     Earnings of Unconsolidated Joint Ventures,
     Gain on Sale of Assets and Provision for Loss
     on Assets                                                          2,261,285          2,222,511            2,379,033

Minority Interest in Income of Consolidated
     Joint Venture                                                         (8,553  )          (8,465  )            (9,302)

Equity in Earnings of  Unconsolidated Joint Ventures                      449,576            380,616              292,013

Gain on Sale of Assets                                                     50,755             32,499              218,960

Provision for Loss on Assets                                             (287,275  )        (357,760  )        (1,001,846)
                                                                  -----------------   ----------------   -----------------

Net Income                                                           $  2,465,788       $  2,269,401         $  1,878,858
                                                                  =================   ================   =================

Allocation of Net Income
     General partners                                                    $     --         $   23,210           $   21,016
     Limited partners                                                   2,465,788          2,246,191            1,857,842
                                                                  -----------------   ----------------   -----------------
                                                                     $  2,465,788                  $         $  1,878,858
                                                                                           2,269,401
                                                                  =================   ================   =================

Net Income Per Limited Partner Unit                                    $     0.62                  $                    $
                                                                                                0.56                 0.46
                                                                  =================   ================   =================

Weighted Average Number of  Limited Partner Units
     Outstanding                                                        4,000,000          4,000,000            4,000,000
                                                                  =================   ================   =================

See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2000, 1999 and 1998


                                                  General Partners
                                        -------------------------------------   -
                                                              Accumulated
                                          Contributions         Earnings
                                        ------------------  -----------------   -


Balance, December 31, 1997                    $     1,000       $    207,709

    Distributions to limited
      partners ($0.92 per
    limited partner unit)                              --                 --
    Net income                                         --             21,016
                                        ------------------  -----------------   -

Balance, December 31, 1998                          1,000            228,725

    Distributions to limited
      partners ($0.90 per
      limited partner unit)                            --                 --
    Net income                                         --             23,210
                                        ------------------  -----------------   -

Balance, December 31, 1999                          1,000            251,935

    Distributions to limited
      partners ($0.90 per
      limited partner unit)                            --                 --
    Net income                                         --                 --
                                        ------------------  -----------------   -

Balance, December 31, 2000                    $     1,000       $    251,935
                                        ==================  =================   =

                            Limited Partners
----------------- -------------------------------------------------------------------------
                                       Accumulated       Syndication
Contributions      Distributions        Earnings            Costs             Total
----------------  ----------------- ------------------ ----------------  ------------------


  $  40,000,000     $ (20,963,139 )     $  20,698,473     $ (4,790,000)      $ 35,154,043



             --        (3,680,004 )                --               --         (3,680,004 )
             --                --           1,857,842               --          1,878,858
----------------  ----------------- ------------------ ----------------  ------------------

     40,000,000       (24,643,143 )        22,556,315       (4,790,000)        33,352,897



             --        (3,600,004 )                --               --         (3,600,004 )
             --                --           2,246,191               --          2,269,401
----------------  ----------------- ------------------ ----------------  ------------------

     40,000,000       (28,243,147 )        24,802,506       (4,790,000)        32,022,294



             --        (3,600,004 )                --               --         (3,600,004 )
             --                --           2,465,788               --          2,465,788
----------------  ----------------- ------------------ ----------------  ------------------

  $  40,000,000     $ (31,843,151 )     $  27,268,294     $ (4,790,000)      $ 30,888,078
================  ================= ================== ================  ==================

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                      2000               1999               1998
                                                                 ----------------   ----------------   ---------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                  $ 3,130,836        $ 3,049,409       $ 3,382,562
         Distributions from unconsolidated
             joint venture                                               509,280            440,831           373,004
         Cash paid for expenses                                         (365,756)          (355,273)         (221,284)
         Interest received                                                24,306             47,915            70,156
                                                                 ----------------   ----------------   ---------------
             Net cash provided by operating activities                 3,298,666          3,182,882         3,604,438
                                                                 ----------------   ----------------   ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of assets                                    749,675          2,081,725         1,591,794
         Additions to land and buildings on operating
             leases                                                           --         (1,257,217)       (1,020,329)
         Investment in joint ventures                                         --         (1,628,095)               --
         Decrease (increase) in restricted cash                               --            359,990          (237,758)
         Payment of lease costs                                          (44,273)                --                --
         Other                                                                --                 --             3,006
                                                                 ----------------   ----------------   ---------------
                                                                 ----------------   ----------------   ---------------
             Net cash provided by (used in)
                Investing activities                                     705,402           (443,597)          336,713
                                                                 ----------------   ----------------   ---------------

      Cash Flows from Financing Activities:
         Proceeds from loan from corporate general
             partners                                                    125,000                 --                --
         Repayment of loan from corporate general
             partners                                                   (125,000)                --                --
         Distributions to limited partners                            (3,600,004)        (3,600,004)       (3,680,004)
         Distributions to holder of minority interest                     (9,506)            (8,159)           (9,058)
                                                                 ----------------   ----------------   ---------------
             Net cash used in financing activities                    (3,609,510)        (3,608,163)       (3,689,062)
                                                                 ----------------   ----------------   ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                     394,558           (868,878)          252,089

Cash and Cash Equivalents at Beginning of Year                           967,094          1,835,972         1,583,883
                                                                 ----------------   ----------------   ---------------

Cash and Cash Equivalents at End of Year                             $ 1,361,652         $  967,094       $ 1,835,972
                                                                 ================   ================   ===============

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                               Year Ended December 31,
                                                                        2000              1999               1998
                                                                   ---------------   ----------------   ----------------

 Reconciliation of Net Income to Net Cash Provided by
     Operating Activities:

     Net income                                                       $ 2,465,788        $ 2,269,401        $ 1,878,858
                                                                   ---------------   ----------------   ----------------

     Adjustments  to  reconcile   net  income  to  net  cash
         provided by operating activities:
           Depreciation                                                   317,491            325,062            259,866
           Amortization                                                     1,000                 --                 --
           Minority interest in income of consolidated joint
              venture                                                       8,553              8,465              9,302
           Equity in earnings of unconsolidated joint
              ventures, net of distributions                               59,704             60,215             80,991
           Gain on sale of assets                                         (50,755)           (32,499)          (218,960)
           Provision for loss on assets                                   287,275            357,760          1,001,846
           Bad debt expense                                                    --                 --              5,887
           Decrease (increase) in receivables                              51,974            (18,439)             8,312
           Increase in due from related parties                            (3,635)                --                 --
           Decrease (increase) in prepaid expenses                              9            (14,054)               648
           Decrease in net investment in direct financing                 226,323            209,710            219,237
              leases
           Decrease (increase) in accrued rental income                   (78,477)           (80,091)           300,791
           Decrease (increase) in other assets                              2,180               (200)            (2,380)
           Increase (decrease) in accounts payable and accrued
              expenses                                                    (74,006)            99,203             (3,996)
           Increase in due to related parties                              77,555             30,129             25,041
           Increase (decrease) in rents paid in advance and
              deposits                                                      7,687            (31,780)            38,995
                                                                   ---------------   ----------------   ----------------
                  Total adjustments                                       832,878            913,481          1,725,580
                                                                   ---------------   ----------------   ----------------

 Net Cash Provided by Operating Activities                            $ 3,298,666        $ 3,182,882        $ 3,604,438
                                                                   ===============   ================   ================

 Supplemental Schedule of Non-Cash Financing Activities:

           Distributions declared and unpaid at December 31            $  900,001         $  900,001         $  900,001
                                                                   ===============   ================   ================
See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


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

                  Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (see Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases.

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

                  Years Ended December 31, 2000, 1999, and 1998


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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

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

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts.

         Lease Costs - Brokerage fees and lease incentive costs incurred in negotiating new leases for the Partnership's properties are amortized over the terms of the new leases using the straight-line method.

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

         Staff Accounting Bulleting No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the partnership's result of operations.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Statement of Financial Accounting Standards No 133 ("FAS 133") and Statement of Financial Accounting Standards No. 137 ("FAS 137") - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 13, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

2.       Leases:
---------------

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases have been classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the Property leases are accounted for as direct financing leases while the land portions of the majority of these leases are operating leases. Substantially all leases are for 15 to 25 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:


                                                                       2000                 1999
                                                                -------------------   ------------------

                   Land                                               $  8,739,850          $ 9,076,722
                   Building                                              8,765,774           10,235,897
                                                                -------------------   ------------------
                                                                        17,505,624           19,312,619

                   Less accumulated depreciation                        (1,890,727 )         (1,654,894 )
                                                                -------------------   ------------------
                                                                        15,614,897           17,657,725
                   Less allowance for loss on
                       land and building                                  (536,568 )         (1,266,278 )
                                                                -------------------   ------------------

                                                                      $ 15,078,329         $ 16,391,447
                                                                ===================   ==================


         During the year ended December 31, 1998, the Partnership recorded a provision for loss on land and building totaling $908,518 for financial reporting purposes relating to the properties in Lancaster, New York, and Homewood, Alabama. The tenants of these properties filed for bankruptcy during 1998, and rejected the leases related to these two properties. The allowance represented the difference between the carrying value of the properties at December 31, 1999 and 1998 and the estimated net realizable value for these properties, respectively. In connection with the property in Homewood, Alabama, in January 2000, the Partnership entered into a new lease with a new tenant for a Kinko's Copies store. In connection therewith, the Partnership agreed to remove the old building from the Property so the new tenant could construct a new building. Therefore, at December 31, 1999, the Partnership recorded an impairment for $357,760, representing the undepreciated cost of the old building, for financial reporting purposes. As of December 31, 2000, the building was demolished and the total undepreciated cost of the old building of $629,785, for which the Partnership had recorded impairments during 1999 and 1998, was removed from the accounts and no loss on demolition relating to the building was reflected in income.

         In March 1999, the Partnership sold its property in Amherst, New York and received net sales proceeds of $1,150,000, resulting in a total gain of $74,640 for financial reporting purposes (see Note 4). In March 1999, the Partnership reinvested the net sales proceeds, plus additional funds, totaling approximately $1,257,200, in a Golden Corral property in Fremont, Nebraska (see Note 5).

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         In August 1999, the Partnership sold its property in Fort Myers Beach, Florida for $931,725 and recorded a loss of $42,141 for financial reporting purposes. In November 1999, the Partnership reinvested the majority of the net sales proceeds in Peoria Joint Venture, with CNL Income Fund II, Ltd., an affiliate of the general partners (see Note
         5).

         In December 2000, the Partnership sold its Property in Lancaster, New York and received net sales proceeds of $749,675 resulting in a total gain of $50,755 for financial reporting purposes. During the year ended December 31, 2000, the Partnership recorded a provision for loss on assets in the amount of $287,275, for financial reporting purposes relating to the property in Ft. Pierce, Florida. The allowance represented the difference between the carrying value of the property at December 31, 2000 and the estimated net realizable value of the property.

         Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2000 and 1999, the Partnership recognized income of $78,477 (net of reserves of $2,178) and $80,091 (net of reserves of $1,210 and net of reversals of $18,296), respectively. For the year ended December 31, 1998, the Partnership recognized a loss of $300,791 (net of $151,828 in reserves and $305,739 in reversals). The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2000:

                     2001                                                                 $1,863,794
                     2002                                                                  1,946,866
                     2003                                                                  1,955,645
                     2004                                                                  2,011,730
                     2005                                                                  2,025,579
                     Thereafter                                                            8,777,558
                                                                                     ----------------

                                                                                         $18,581,172
                                                                                     ================

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


4.       Net Investment in Direct Financing Leases:
--------------------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:


                                                                            2000                1999
                                                                      -----------------    ----------------

                 Minimum lease payments receivable                         $13,727,040        $ 14,942,831
                 Estimated residual values                                   3,229,175           3,229,175
                 Less unearned income                                       (7,791,247 )        (8,780,715 )
                                                                      -----------------    ----------------
                                                                      -----------------    ----------------

                 Net investment in direct financing leases                 $ 9,164,968         $ 9,391,291
                                                                        =================    ================



         At December 31, 1998, the Partnership had recorded a provision for loss on assets of $93,328 relating to the Property in Amherst, New York, due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the property at December 31, 1998 and the estimated net realizable value for this property. In March 1999, the Partnership sold this property, received net sales proceeds of $1,150,000 and recorded a gain of $74,640 for financial reporting purposes, resulting in an aggregate net loss of approximately $18,700. The building portion of this property had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value), unearned income, and the provision for loss on assets relating to the building were removed from the accounts and the gain from the sale of the property was reflected in income (see Note 3).

         In August 1999, the Partnership sold its property in Fort Myers Beach, Florida, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts and the loss from the sale of the property was reflected in income (see
         Note 3).

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


4,       Net Investment in Direct Financing Leases - Continued:
         -----------------------------------------------------

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 1999:

                      2001                         $1,223,235
                      2002                          1,253,431
                      2003                          1,264,941
                      2004                          1,275,724
                      2005                          1,277,059
                      Thereafter                    7,432,650
                                              ----------------

                                                  $13,727,040
                                              ================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:
-------------------------------------

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

         In January 1999, the Partnership entered into a joint venture arrangement, Ocean Shores Joint Venture, with CNL Income Fund XVII, Ltd., an affiliate of the general partners, to own and lease one restaurant property. The Partnership contributed approximately $802,400 to the joint venture and as of December 31, 2000, owned a 69.06% interest in the profits and losses of the joint venture.

         In addition, in November 1999, the Partnership entered into a joint venture arrangement, Peoria Joint Venture, with CNL Income Fund II, Ltd., an affiliate of the general partners, to own and lease one restaurant property. The Partnership contributed approximately $825,700 to the joint venture and as of December 31, 2000, owned a 52 percent interest in the profits and losses of the joint venture.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:
-------------------------------------------------

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


                                                                        2000                    1999
                                                                  ------------------     -------------------

                Land and buildings on operating
                    leases, less accumulated
                    depreciation                                        $ 9,693,530             $ 9,925,836
                Net investment in direct financing
                    leases                                                2,546,467               2,575,174
                Cash                                                         57,379                  70,698
                Receivables                                                   3,100                  27,948
                Prepaid expenses                                             33,863                  21,674
                Accrued rental income                                       120,282                  59,081
                Liabilities                                                   7,375                  71,721
                Partners' capital                                        12,447,246              12,608,690
                Revenues                                                  1,404,081               1,266,458
                Net income                                                1,126,840                 996,372



         The Partnership recognized income totaling $449,576, $380,616, and $292,013 for the years ended December 31, 2000, 1999, and 1998, respectively, from these joint ventures.

6.       Allocations and Distributions:
--------------------------------------

         From inception through December 31, 1999, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99 percent to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


6.       Allocations and Distributions - Continued:
--------------------------------------------------

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions.

         The  general   partners  then  received,   to  the  extent   previously
         subordinated   and  unpaid,   a  one  percent  interest  in  all  prior
         distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive and distributions during the year ended December 31, 2000.

         During the years ended December 31, 2000 and 1999, the Partnership declared distributions to the limited partners of $3,600,004, and during the year ended December 31, 1998, the Partnership declared distributions to the Limited Partners of $3,680,004. No distributions have been made to the general partners to date.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


7.       Income Taxes:
---------------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                                                           2000            1999            1998
                                                                       --------------  --------------  --------------

             Net income for financial reporting purposes                 $ 2,465,788    $  2,269,401     $ 1,878,858

             Depreciation for tax reporting purposes in excess
                 of depreciation for financial reporting                    (159,851)       (171,877)       (228,986)
             purposes

             Direct financing leases recorded as operating
                 leases for tax reporting purposes                           226,323         209,517         219,237

             Equity in earnings of unconsolidated joint
             ventures
                 for tax reporting purposes in excess of (less
             than)                                                           (47,498)         20,342          12,612
                 equity in earnings of unconsolidated joint
             ventures
                 for financial reporting purposes

             Gain on sale of assets for financial reporting
                 purposes (less than) in excess of gain for
                 tax reporting purposes                                     (308,959)        138,449          65,474

             Allowance for loss on assets                                    287,275         357,760       1,001,846

             Allowance for doubtful accounts                                 161,599        (113,896)         98,954

             Accrued rental income                                           (78,478)        (80,091)        300,791

             Rents paid in advance                                             7,687         (31,780)         38,995


             Minority interest in timing differences of
                 consolidated joint venture                                    1,108           1,846             413

             Capitalization (Deduction) of transaction costs
             for tax                                                        (219,525)        195,746          23,779
                 reporting purposes

             Other                                                             9,432              --              --
                                                                       --------------  --------------  --------------

             Net income for federal income tax purposes                  $ 2,344,901    $  2,795,417     $ 3,411,973
                                                                       ==============  ==============  ==============



                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1997, and 1998


8.       Related Party Transactions:
-----------------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2000, 1999, and 1998.

         The Advisor is are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. In addition, the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


8.       Related Party Transactions - Continued:
         --------------------------------------

         During the years ended December 31, 2000, 1999, and 1998, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger. The Partnership incurred $100,929, $129,209, and $105,445, for the years ended December 31, 2000, 1999, and 1998, respectively, for such services.

         The amounts due to related parties at December 31, 2000 and 1999, totaled $147,099 and $60,116, respectively.

9.       Concentration of Credit Risk:
-------------------------------------

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


                                                              2000               1999                1998
                                                         ---------------    ---------------     ---------------

          Golden Corral Corporation                            $707,882           $686,144            $578,430
          Jack in the Box Inc.                                  517,974            514,747             436,577


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

                                                          2000                 1999                1998
                                                     ----------------     ----------------    ---------------

              Burger King                                   $791,749             $797,192           $758,178
              Golden Corral Family
                  Steakhouse Restaurant                      707,882              686,144            578,430
              Jack in the Box                                517,974              514,747            436,577
              Hardee's                                       390,528              395,902            400,716
              Shoney's                                           N/A              398,103            440,333


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


9.       Concentration of Credit Risk - Continued:
-------------------------------------------------

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

10.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during they years ended December 31, 2000 and 1999:


             2000 Quarter              First             Second             Third           Fourth             Year
         ----------------------    ---------------    -------------     --------------    ------------     --------------

         Revenues (1)                   $ 806,164         $840,735          $ 873,727       $ 865,982         $3,386,608
         Net Income                       271,897          642,974            718,302         832,615          2,465,788
         Net income per
             limited partner
             unit                            0.07             0.16               0.18            0.21               0.62

         1999 Quarter                  First             Second             Third           Fourth             Year
                                   ---------------    -------------     --------------    ------------     --------------

         Revenues (1)                   $ 818,554         $904,699          $ 803,341       $ 890,912         $3,417,506
         Net Income                       700,531          667,970            550,144         350,756          2,269,401
         Net income per
             limited partner
             unit                            0.17             0.17               0.14            0.08               0.56



         (1) Revenues include equity in earning of unconsolidated joint ventures, minority interest in income of the consolidated joint venture, and adjustments to accrued rental income as a result of certain tenants filing for bankruptcy and rejecting the leases relating to these Properties.

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

         James M. Seneff, Jr., age 54. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999 and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors (the "Advisor") until it merged with APF in September 1999, and in June 2000, was re-elected to those positions of the Advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 53. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director and Vice Chairman of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with the Advisor prior to its merger with APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.); Director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director and President of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director and President of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director and President of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 45. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of the Advisor, Mr. McWilliams served as President of APF from February 1999 until September 1999. From April 1997 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. (formerly CNL Group, Inc.) in April 1997 and served as an Executive Vice President until September 1999. In addition, Mr. McWilliams served as President of the Advisor and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 42. Mr. Walker has served as President of APF since September 1999 and as Chief Operating Officer since March 1995. Mr. Walker also served as a board member of CNL Restaurant Property Services, Inc., a subsidiary of APF from December 1999 until December 2000. Previously, he served as Executive Vice President of APF from January 1996 to September 1999. Mr. Walker joined the Advisor in September 1994, as Senior Vice President responsible for Research and Development. He served as the Chief Operating Officer of the Advisor from April 1995 until September 1999 and as Executive Vice President from January 1996 until September 1999, at which time it merged with APF. Mr. Walker also served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (formerly CNL Hospitality Advisors, Inc.) from 1997 to October 1998. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a cum laude graduate of Wake Forest University with a Bachelor of Science degree in Accountancy and is a certified public accountant.

         Steven D. Shackelford, age 37. Mr. Shackelford was promoted to Executive Vice President and Chief Financial Officer of APF in July 2000. He served as Senior Vice President and Chief Financial Officer of APF since January 1997. Mr. Shackelford also served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of the Advisor from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2001, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2001, the beneficial ownership interests of the General Partners in the Registrant.


                    Title of Class                           Name of Partner                 Percent of Class
                    --------------                           ---------------                 ----------------

           General Partnership Interests                James M. Seneff, Jr.                           45%
                                                        Robert A. Bourne                               45%
                                                        CNL Realty Corporation                         10%
                                                                                                   --------
                                                                                                      100%
                                                                                                   ========


         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2000, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.


                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2000
----------------------------------     --------------------------------------      ------------------------------

Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting                and
operating expenses                     the  lower of cost or 90  percent  of       administra-tive     services:
                                       the   prevailing    rate   at   which       $100,929
                                       comparable  services  could have been
                                       obtained   in  the  same   geographic
                                       area.   Affiliates   of  the  General
                                       Partners  from  time  to  time  incur
                                       certain operating  expenses on behalf
                                       of  the  Partnership  for  which  the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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







                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2000
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

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2000 and 1999

                  Statements of Income for the years ended December 31, 2000, 1999, and 1998

                  Statements of Partners' Capital for the years ended December 31, 2000, 1999, and 1998

                  Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

                  Notes to Financial Statements

         2.   Financial Statement Schedule

                  Schedule II -Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999, and 1998

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 2000

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



(b) The Registrant filed no reports on Form 8-K during the period October 1, 2000 through December 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2001.

                             CNL INCOME FUND X, LTD.

                             By:      CNL REALTY CORPORATION
                                      General Partner

                                      /s/ Robert A. Bourne
                                      -----------------------------------
                                      ROBERT A. BOURNE, President


                             By:      ROBERT A. BOURNE
                                      General Partner

                                      /s/ Robert A. Bourne
                                      -----------------------------------
                                      ROBERT A. BOURNE


                             By:      JAMES M. SENEFF, JR.
                                      General Partner

                                      /s/ James M. Seneff, Jr.
                                      -----------------------------------
                                      JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 29, 2001
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 29, 2001
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2000, 1999, and 1998


                                                     Additions                           Deductions
                                          ---------------------------------    -------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------

----------
  1998        Allowance for
                  doubtful
                  accounts (a)                $                $                 $                $ (c)            $             $
                                        255,449               --           290,844 (b)       38,727            1,335       506,231
----------                        ==============  ===============  ================    =============     ============  ============

----------
  1999        Allowance for
                  doubtful
                  accounts (a)                $                $                 $ (b)            $ (c)            $             $
                                        506,231               --           138,445          482,523           38,029       124,124
----------                        ==============  ===============  ================    =============     ============  ============

----------
  2000        Allowance for
                  doubtful
                  accounts (a)        $ 124,124          $    --        $  182,864 (b)    $   1,989 (c)     $ 17,098     $ 287,901
----------                        ==============  ===============  ================    =============     ============  ============



(a) Deducted from receivables and accrued rental income on the balance sheet.

(b)      Reduction of rental, earned and other income.

(c)      Amounts written off as uncollectible.

                                                                                     Costs Capitalized
                                                                                     Subsequent To
                                                           Initial Cost              Acquisition
                                            ----------------------------- --------------------
                              Encum-                         Buildings and Improve-    Carrying
                             brances             Land         Improvements  ments      Costs
                            -----------     ---------------  ------------ -----------  -------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Boston Market:
      Homewood, Alabama         -                 $597,907             -           -        -

    Burger King Restaurants:
      Hendersonville, North Caro-ina               222,632       568,573           -        -
      Irondequoit, New York     -                  383,359       554,084           -        -

    Denny's Restaurants:
      Fremont, Ohio             -                  160,896             -     273,700        -
      Detroit, Michigan         -                  285,842             -           -        -
      Spartanburg, South Carolin-                  287,959             -           -        -

    Golden Corral Family
      Steakhouse Restaurants:
          Austin, Texas         -                  592,837             -   1,106,384        -
          Austin, Texas         -                  711,354             -   1,124,040        -
          Las Cruces, New Mexico-                  580,655       920,521           -        -
          Freemont, Nebraska                       203,166     1,054,051           -        -

    Hardee's Restaurants:
      Pace, Florida             -                  174,850             -           -        -
      Jacksonville, Florida     -                  326,972             -           -        -
      Centerville, Tennnessee   -                  130,494             -           -        -

    Jack in the Box Restaurants:
      Desloge, Missouri         -                  276,701             -           -        -
      San Antonio, Texas        -                  327,322             -           -        -
      San Marcos, Texas         -                  427,386             -     592,943        -
      Missouri City, Texas      -                  348,646             -           -        -
      Pasadena, Texas           -                  202,393             -           -        -

    Long John Silver's Restaurants:
      Alamogordo, New Mexico    -                  157,401             -           -        -
      Las Cruces, New Mexico    -                  222,778             -           -        -

    Perkins Restaurant:
      Ft. Pierce, Florida (k)   -                  487,752             -     567,923        -

    Pizza Hut Restaurants:
      Bozeman, Montana          -                   99,879       224,614           -        -
      Sidney, Montana                              101,690             -           -        -
      Livingston, Montana       -                   71,989       161,211           -        -
      Laurel, Montana                              109,937       255,060           -        -

    Shoney's Restaurants:
      Greenville, North Carolina-                  323,573       515,134           -        -
      North Richland Hills, Texa-                  513,032             -     420,219        -
      Pelham, Alabama                              410,448             -     427,317        -
                                            ---------------                            -------
                                                             ------------ -----------

                                                $8,739,850    $4,253,248  $4,512,526        -
                                            ===============  ============ ===========  =======
Properties of Joint Venture in
   Which the Partnership has a
   50% Interest and has Invested
   in Under Operating Leases:

    Burger King Restaurants:
      Greensboro, North Carolina-                 $338,800      $650,109           -        -
      Metairie, Louisiana       -                  429,883       342,455           -        -
      Lafayette, Louisiana      -                  350,932       773,129           -        -
      Nashua, New Hampshire     -                  514,815       838,536           -        -
      Pontiac, Illinois         -                  203,095       719,226           -        -
      Dover, New Hampshire      -                  406,259       998,023           -        -
                                            ---------------                            -------
                                                             ------------ -----------

                                                $2,243,784    $4,321,478           -        -
                                            ===============  ============ ===========  =======

Property  of  Joint   Venture  in
   Which  the  Partnership  has a
   10.51%    Interest   and   has
   Invested in Under an Operating
   Lease:

Burger King Restaurant:
      Ashland, New Hampshire    -                 $293,478      $997,104           -        -
                                            ===============  ============ ===========  =======

Property in Which the Partnership
   has a 13% Interest as Tenants-
   in-Common  and has Invested in
   Under an Operating Lease:

Golden Corral Family
      Steakhouse Restaurant:
          Clinton, North Carolin-                 $138,382      $676,588           -        -
                                            ===============  ============ ===========  =======

Property  in  Which  the  Parner-
   ship has a 6.69%  Interest  as
   Tenants-in-Common    and   has
   Invested in Under an Operating
   Lease:

    Chevy's Fresh Mex
      Miami, Florida            -                 $976,357      $974,016           -        -
                                            ===============  ============ ===========  =======

Property  of  Joint   Venture  in
   Which  the  Partnership  has a
   69.06%    Interest   and   has
   Invested in Under an Operating
   Lease:

    Burger King Restaurant:
      Ocean Shores, Washington  -                 $351,015             -           -        -
                                            ===============  ============ ===========  =======

Property  of  Joint   Venture  in
   Which  the  Partnership  has a
   52%  Interest and has Invested
   in Under an Operating Lease:

    IHOP Restaurant:
      Peoria, Arizona           -                 $466,182             -           -        -
                                            ===============  ============ ===========  =======

Properties the Partnership
   has Invested in Under
   Direct Financing Leases:

    Burger King Restaurants:
        Ashland Ohio            -                 $190,695      $724,348           -        -
        Allegan, Michigan       -                   91,238             -     418,782        -

    Denny's Restaurants:
        Detroit, Michigan       -                        -       752,829           -        -
        Spartanburg,
             South Carolina     -                        -       529,410           -        -

    Hardee's Restaurants:
        Pace, Florida           -                        -       467,272           -        -
        Jacksonville, Florida   -                        -       405,985           -        -
        Hohenwald, Tennessee    -                   49,201       376,415           -        -
        Ravenna, Ohio           -                  114,244       496,032           -        -
        New Bethlehem, Pennsylva-ia                135,929       452,507           -        -
        Morristown, Tennessee   -                  131,289       456,925           -        -
        Centerville, Tennessee  -                        -       348,032           -        -

    Jack in the Box Restaurants:
        Desloge, Missouri       -                        -       630,981           -        -
        San Antonio, Texas      -                        -             -     206,031        -
        Nampa, Idaho            -                  151,574       584,533           -        -
        Missouri City, Texas    -                        -       619,686           -        -
        Pasadena, Texas         -                        -       575,429           -        -

    Long John Silver's Restaurants:
        Alamogordo, New Mexico  -                        -       275,270      20,204        -
        Las Cruces, New Mexico  -                        -       318,378      57,828        -

    Pizza Hut Restaurants:
        Glasgow, Montana        -                   57,482       266,726           -        -
        Sidney, Montana         -                        -       291,238           -        -

                                            ---------------  ------------ -----------
                                                  $921,652    $8,571,996    $702,845        -
                                            ===============  ============ ===========  -------

Property of Joint Venture in
   Which the Partnership has
   a 40.95% Interest and has Invested
   in Under Direct Financing Lease:

    Hardee's Restaurant:
        Williston, Florida      -                 $150,143             -    $499,071        -
                                            ===============  ============ ===========  =======

Property of Joint Venture in
   Which the Partnership has
   a 69.06% Interest and has Invested
   in Under Direct Financing Lease:

    Burger King Restaurant:
      Ocean Shores, Washington  -                        -      $810,902           -        -
                                            ===============  ============ ===========  =======

Property of Joint Venture in
   Which the Partnership has
   a 52% Interest and has Invested
   in Under Direct Financing Lease:

    IHOP Restaurant:
      Peoria, Arizona           -                        -    $1,121,633           -        -
                                            ===============  ============ ===========  =======




                                                                              Life on Which
                 Gross Amount at Which                                        Depreciation in
               Carried at Close of Period (c)            Date                 Latest Income
-----------------------------------------
               Buildings and               Accumulated  of Con-    Date       Statement is
    Land       Improvements     Total      Depreciation structionAcquired       Computed
-------------  ------------  ------------  -----------  -------  ---------    -------------


                                                                                  (b)


    $597,907             -      $597,907            -    1997     10/97           (l)


     222,632       568,573       791,205       59,048    1986     11/91           (j)
     383,359       554,084       937,443       57,543    1986     11/91           (j)


     160,896       273,700       434,596       68,303    1992     12/91           (g)
     285,842            (f)      285,842            -    1992     02/92           (d)
     287,959            (f)      287,959            -    1992     03/92           (d)



     592,837     1,106,384     1,699,221      324,337    1992     12/91           (b)
     711,354     1,124,040     1,835,394      322,636    1992     12/91           (b)
     580,655       920,521     1,501,176      265,480    1992     05/92           (b)
     203,166     1,054,051     1,257,217       61,679    1998     03/99           (b)


     174,850            (f)      174,850            -    1992     01/92           (d)
     326,972            (f)      326,972            -    1990     02/92           (d)
     130,494            (f)      130,494            -    1991     02/92           (d)


     276,701            (f)      276,701            -    1991     12/91           (d)
     327,322            (f)      327,322            -    1992     02/92           (d)
     427,386       592,943     1,020,329       36,159    1998     10/98           (b)
     348,646            (f)      348,646            -    1991     04/92           (d)
     202,393            (f)      202,393            -    1991     04/92           (d)


     157,401            (f)      157,401            -    1977     03/92           (d)
     222,778            (f)      222,778            -    1975     03/92           (d)


     487,752       567,923     1,055,675      100,934    1992     01/92           (h)


      99,879       224,614       324,493       65,230    1976     03/91           (b)
     101,690            (f)      101,690            -    1985     03/91           (d)
      71,989       161,211       233,200       46,817    1979     03/91           (b)
     109,937       255,060       364,997       74,072    1985     03/91           (b)


     323,573       515,134       838,707      157,222    1987     11/91           (b)
     513,032       420,219       933,251      123,111    1992     12/91           (b)
     410,448       427,317       837,765      128,156    1992     01/92           (b)
-------------  ------------  ------------  -----------

  $8,739,850    $8,765,774   $17,505,624   $1,890,727
=============  ============  ============  ===========






    $338,800      $650,109      $988,909     $189,808    1990     03/92           (b)
     429,883       342,455       772,338       99,984    1990     03/92           (b)
     350,932       773,129     1,124,061      225,725    1989     03/92           (b)
     514,815       838,536     1,353,351      244,822    1987     03/92           (b)
     203,095       719,226       922,321      209,988    1988     03/92           (b)
     406,259       998,023     1,404,282      291,385    1987     03/92           (b)
-------------
-------------  ------------  ------------  -----------

  $2,243,784    $4,321,478    $6,565,262   $1,261,712
=============  ============  ============  ===========







    $293,478      $997,104    $1,290,582     $274,271    1987     10/92           (b)
=============  ============  ============  ===========








    $138,382      $676,588      $814,970     $111,380    1996     01/96           (b)
=============  ============  ============  ===========







    $976,357      $974,016    $1,950,373      $97,491    1995     12/97           (b)
=============  ============  ============  ===========







    $351,015            (f)     $351,015            -    1998     01/99           (d)
=============  ============  ============  ===========







    $466,182            (f)     $466,182            -    1998     11/99           (d)
=============  ============  ============  ===========






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







          (f)           (f)           (f)           -    1998     01/99           (d)







          (f)           (f)           (f)           -    1998     11/99           (d)




                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                                  DEPRECIATION

                                December 31, 2000

(a) Transactions in real estate and accumulated depreciation during 2000, 1999, and 1998, are summarized as follows:

                                                                                        Accumulated
                                                                        Cost           Depreciation
                                                                  -----------------   ----------------
               Properties the Partnership has
                  Invested in Under Operating Leases:

                      Balance, December 31, 1997                     $  16,823,146       $  1,113,247
                      Acquisitions                                       1,020,329                 --
                      Dispositions                                        (833,323 )          (43,281 )
                      Reclassify as operating lease                      1,913,380                 --
                      Depreciation expense (k)(l)                               --            259,866
                                                                  -----------------   ----------------

                      Balance, December 31, 1998                        18,923,532          1,329,832
                      Acquisition                                        1,257,217                 --
                      Disposition                                         (868,130 )               --
                      Depreciation expense                                      --            325,062
                                                                  -----------------   ----------------

                      Balance, December, 31 1999                        19,312,619          1,654,894
                      Disposition                                       (1,806,995 )          (81,658 )
                      Depreciation expense                                      --            317,491
                                                                  -----------------   ----------------

                      Balance, December, 31 2000                     $  17,505,624       $  1,890,727
                                                                  =================   ================

               Properties of Joint Venture in Which
                  the Partnership has a 50% Interest
                  and has Invested in Under Operating
                  Leases:

                      Balance, December 31, 1997                      $  6,565,262        $   829,564
                      Depreciation expense                                      --            144,050
                                                                  -----------------   ----------------

                      Balance, December 31, 1998                         6,565,262            973,614
                      Depreciation expense                                      --            144,049
                                                                  -----------------   ----------------
                                                                                      ----------------

                      Balance, December 31, 1999                         6,565,262          1,117,663
                      Depreciation expense                                      --            144,049
                                                                  -----------------
                                                                                      ----------------

                      Balance, December 31, 2000                      $  6,565,262       $  1,261,712
                                                                  =================   ================




                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                        Accumulated
                                                                        Cost           Depreciation
                                                                  -----------------   ----------------

               Property of  Joint  Venture  in Which
                    the  Partnership  has  a  10.51%
                    Interest  and  has  Invested  in
                    Under an Operating Lease:

                      Balance, December 31, 1997                      $  1,290,582         $  174,472
                      Depreciation expense                                      --             33,327
                                                                  -----------------   ----------------

                      Balance, December 31, 1998                         1,290,582            207,799
                      Depreciation expense                                      --             33,236
                                                                  -----------------   ----------------

                      Balance, December 31, 1999                         1,290,582            241,035
                      Depreciation expense                                      --             33,236
                                                                  -----------------   ----------------

                      Balance, December 31, 2000                      $  1,290,582         $  274,271
                                                                  =================   ================

               Property of  Joint  Venture  in Which
                    the  Partnership  has  a  69.06%
                    Interest  and  has  Invested  in
                    Under an Operating Lease:

                     Balance, December 31, 1998                            $    --            $    --
                     Acquisition                                           351,015                 --
                     Depreciation expense (d)                                   --                 --
               =======================================             ----------------    ---------------

                     Balance, December 31, 1999                            351,015                 --
                     Depreciation expense (d)                                   --                 --
               =======================================             ----------------    ---------------

                     Balance, December 31, 2000                         $  351,015            $    --
               =======================================             ================    ===============

               Property of  Joint  Venture  in Which
                    the   Partnership   has   a  52%
                    Interest  and  has  Invested  in
                    Under Operating Leases:


                     Balance, December 31, 1998                            $    --            $    --
               =======================================
                     Acquisition                                           466,182                 --
                     Depreciation (d)                                           --                 --
               =======================================             ----------------    ---------------
                     Balance, December 31, 1999                            466,182                 --
                     Depreciation expense (d)                                   --                 --
               =======================================             ----------------    ---------------

                     Balance, December 31, 2000                         $  466,182            $    --
               =======================================             ================    ===============


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000


                                                                                          Accumulated
                                                                         Cost             Depreciation
                                                                    ----------------    -----------------

               Property in Which the Partnership has
                    a 13%  Interest  as  Tenants-in-
                    Common and has Invested in Under
                    an Operating Lease:

                     Balance, December 31, 1997                         $   814,970          $    43,721
                     Depreciation expense                                        --               22,553
                                                                   -----------------   ------------------

                     Balance, December 31, 1998                             814,970               66,274
                     Depreciation expense                                        --               22,553
                                                                   -----------------   ------------------

                     Balance, December 31, 1999                             814,970               88,827
                     Depreciation expense                                        --               22,553
                                                                   -----------------   ------------------

                     Balance, December 31, 2000                         $   814,970          $   111,380
                                                                   =================   ==================

               Property in Which the Partnership has
                    a 6.69%  Interest as Tenants-in-
                    Common and has Invested in Under
                    an Operating Lease:

                     Balance, December 31, 1997                        $  1,950,373            $      89
                     Depreciation expense                                        --               32,467
                                                                   -----------------   ------------------

                     Balance, December 31, 1998                           1,950,373               32,556
                     Depreciation expense                                        --               32,467
                                                                   -----------------   ------------------

                     Balance, December 31, 1999                           1,950,373               65,023
                     Depreciation expense                                        --               32,468
                                                                   -----------------   ------------------

                     Balance, December 31, 2000                        $  1,950,373          $    97,491
                                                                   =================   ==================

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $28,408,360 and $14,018,133, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                                December 31, 2000


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

(k) For financial reporting purposes the undepreciated cost of the Property in Ft. Pierce, Florida, was reduced to its estimated net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on assets in the amount of $287,275 at December 31, 2000. The impairment at December 31, 2000 represented the difference between the Property's carrying value and the net realizable value of the Property at December 31, 2000. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 2000, excluding the allowance for loss on assets.















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