Form 10-Q
period 2001-03-31
CNL INCOME FUND X LTD
filed 2001-05-14
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________


                             Commission file number
                                     0-20016
                     ---------------------------------------


                             CNL Income Fund X, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                   59-3004139
---------------------------------------------- ---------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Avenue
Orlando, Florida                                                    32801
---------------------------------------------- ---------------------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                          (407) 540-2000
                                               ---------------------------------


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




Page
Part I.

     Item 1.   Financial Statements:                                       Page

                        Condensed Balance Sheets                              1

                        Condensed Statements of Income                        2

                        Condensed Statements of Partners' Capital             3

                        Condensed Statements of Cash Flows                    4

                        Notes to Condensed Financial Statements             5-6

     Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                7-10

     Item 3.   Quantitative and Qualitative Disclosures About
                        Market Risk                                          10

Part II.

         Other Information                                                11-12

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                           March 31,            December 31,
                                                                             2001                   2000
                                                                       ------------------     ------------------
                              ASSETS

  Land and buildings on operating leases, less accumulated depreciation of
      $1,965,751 and $1,890,727, respectively, and allowance for loss
      on assets of $536,568 in 2001 and 2000                                $ 15,003,305           $ 15,078,329
  Net investment in direct financing leases                                    9,102,677              9,164,968
  Investment in joint ventures                                                 4,912,455              4,929,505
  Cash and cash equivalents                                                    1,330,229              1,361,652
  Receivables, less allowance for doubtful accounts
      of $326,440 and $284,513, respectively                                       1,752                 48,978
  Due from related party                                                              --                 13,063
  Prepaid expenses                                                                 9,846                 19,274
  Lease costs, less accumulated amortization of $1,479 and
      $1,000, respectively                                                        46,118                 43,273
  Accrued rental income, less allowance for doubtful accounts of
      $4,393 and $3,388, respectively                                          1,440,682              1,431,637
  Other assets                                                                    33,504                 33,504
                                                                       ------------------     ------------------

                                                                            $ 31,880,568           $ 32,124,183
                                                                       ==================     ==================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                            $   63,273             $   35,472
  Accrued and escrowed real estate taxes payable                                   6,455                 10,114
  Distributions payable                                                          900,001                900,001
  Due to related parties                                                         122,131                147,099
  Rents paid in advance and deposits                                             147,939                 79,321
                                                                       ------------------     ------------------
      Total liabilities                                                      $ 1,239,799            $ 1,172,007

  Minority interest                                                               64,607                 64,098

  Partners' capital                                                           30,576,162             30,888,078
                                                                       ------------------     ------------------

                                                                            $ 31,880,568           $ 32,124,183
                                                                       ==================     ==================

See accompanying notes to condensed financial statements.




                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                     2001               2000
                                                                                ---------------     --------------
Revenues:
    Rental income from operating leases                                             $  476,563          $ 429,508
    Earned income from direct financing leases                                         243,518            247,407
    Interest and other income                                                           19,628             28,021
                                                                                ---------------     --------------
                                                                                       739,709            704,936
                                                                                ---------------     --------------

Expenses:
    General operating and administrative                                               124,964             62,020
    Professional services                                                               17,554             22,411
    Real estate taxes                                                                    2,941             13,347
    State and other taxes                                                               37,967             22,516
    Depreciation and amortization                                                       75,503             80,952
    Transaction costs                                                                       --             45,746
                                                                                ---------------     --------------
                                                                                       258,929            246,992
                                                                                ---------------     --------------

Income Before Minority Interest in Income of Consolidated Joint
    Venture, Equity in Earnings of Unconsolidated Joint Ventures
    and Provision for Loss on Assets
                                                                                       480,780            457,944

Minority Interest in Income of Consolidated
    Joint Venture                                                                       (2,236 )           (2,218 )

Equity in Earnings of Unconsolidated Joint Ventures                                    109,541            103,446

Provision for Loss on Assets                                                                --           (287,275 )
                                                                                ---------------     --------------
                                                                                ---------------     --------------

Net Income                                                                          $  588,085          $ 271,897
                                                                                ===============     ==============

Allocation of Net Income:
    General partners                                                                   $    --             $   --
    Limited partners                                                                   588,085            271,897
                                                                                ---------------     --------------

                                                                                    $  588,085          $ 271,897
                                                                                ===============     ==============

Net Income Per Limited Partner Unit                                                  $    0.15           $   0.07
                                                                                ===============     ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                                4,000,000          4,000,000
                                                                                ===============     ==============
See accompanying notes to condensed financial statements.



                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2001                  2000
                                                                           -------------------    ------------------

General partners:
    Beginning balance                                                             $   252,935            $  252,935
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                      252,935               252,935
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                            $ 30,635,143          $ 31,769,359
    Net income                                                                        588,085             2,465,788
    Distributions ($0.23 and $0.90 per limited partner
       unit, respectively)                                                           (900,001 )          (3,600,004 )
                                                                           -------------------    ------------------
                                                                                   30,323,227            30,635,143
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 30,576,162          $ 30,888,078
                                                                           ===================    ==================

See accompanying notes to condensed financial statements.




                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Quarter Ended
                                                                                     March 31,
                                                                               2001              2000
                                                                          ---------------    --------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $ 873,629         $ 845,642
                                                                          ---------------    --------------

    Cash Flows from Investing Activities:
       Payment of lease costs                                                     (3,324 )              --
                                                                          ---------------    --------------
              Net cash used in investing activities                               (3,324 )              --
                                                                          ---------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                        (900,001 )        (900,001 )
       Distributions to holder of minority interest                               (1,727 )          (2,823 )
                                                                          ---------------    --------------
              Net cash used in financing activities                             (901,728 )        (902,824 )
                                                                          ---------------    --------------

Net Decrease in Cash and Cash Equivalents                                        (31,423 )         (57,182 )

Cash and Cash Equivalents at Beginning of Quarter                              1,361,652           967,094
                                                                          ---------------    --------------

Cash and Cash Equivalents at End of Quarter                                   $1,330,229         $ 909,912
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


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund X, Ltd. (the "Partnership") for the year ended December 31, 2000.

         The Partnership accounts for its 88.26% interest in Allegan Real Estate Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.       Reclassification:
         ----------------

         Certain items in the prior years' financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:


                                                                                  2001                2000
                                                                             ---------------     ----------------

                 Golden Corral Corporation                                        $ 171,956             $169,973
                 Jack in the Box Inc.                                               128,402              128,043
                 Flagstar Enterprises, Inc. (and Denny's, Inc.)                     127,793              129,962




                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


3.       Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                                                      2001              2000
                                                                  -------------     --------------

                    Burger King                                      $ 190,852           $187,629
                    Golden Corral Family
                        Steakhouse Restaurants                         171,956            169,973
                    Jack in the Box                                    128,402            128,043
                    Hardee's                                            96,720             98,159



         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than ten percent of the Partnership's revenues could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

4.       Subsequent Event:
         ----------------

         In April 2001, the Partnership invested approximately $209,300 of the proceeds received from the 2000 sale of the property in Lancaster, New York for an approximate ten percent interest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners. The joint venture acquired the property from CNL BB Corp., an affiliate of the general partners who had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the joint venture. The purchase price paid by the joint venture represented the costs incurred by the affiliate to acquire the property, including closing costs. In connection therewith, the joint venture entered into a long term triple-net lease with terms substantially the same as the Partnership's other leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2001, the Partnership owned 48 Properties, which included interests in 11 Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $873,629 and $845,642 for the quarters ended March 31, 2001 and 2000, respectively. The increase in cash from operations for the quarter ended March 31, 2001 was primarily a result of changes in the Partnership's income and expenses, as described in "Results of Operations" below.

         In April 2001, the Partnership invested approximately $209,300 of the proceeds received from the 2000 sale of the Partnership's Property in Lancaster, New York for an approximate ten percent interest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, to acquire a Property located in Kokomo, Indiana with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2001, the Partnership had $1,330,229 invested in such short-term investments, as compared to $1,361,652 at December 31, 2000. The funds remaining at March 31, 2001, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $900,001 for each of the quarters ended March 31, 2001 and 2000. This represents distributions for each applicable quarter of $0.23 per unit. No distributions were made to the general partners for the quarters ended March 31, 2001 and 2000. No amounts distributed to the limited partners for the quarters ended March 31, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,239,799 at March 31, 2001, from $1,172,007 at December 31, 2000, primarily due to an increase in rents paid in advance at March 31, 2001, as compared to December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2000, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 37 wholly owned Properties (including one Property which was sold in 2000). During the quarter ended March 31, 2001, the Partnership and Allegan Real Estate Joint Venture owned and leased 36 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership and Allegan Real Estate Joint Venture earned $720,081 and $676,915, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. Rental and earned income increased for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, partially as a result of the Partnership entering into a new lease with a new tenant for the Property in Homewood, Alabama for which rental payments commenced in July 2000. In October 1998, the former tenant of this Property filed for bankruptcy and rejected the lease relating to this Property and ceased making rental payments to the Partnership.

         In addition, rental and earned income was higher during the quarter ended March 31, 2001 as compared to March 31, 2000, due to the fact that during the quarter ended March 31, 2000, the Partnership established an allowance for doubtful accounts for past due rental amounts relating to the Property in Freemont, Ohio in accordance with the Partnership's collection policy. The Partnership subsequently collected and recognized these amounts as income. No such allowance was established during the quarter ended March 31, 2001 relating to this Property.

         Rental and earned income during the quarters ended March 31, 2001 and 2000 continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Property in Ft. Pierce, Florida. Rental and earned income are expected to remain at reduced amounts until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The Partnership is currently seeking either a new tenant or purchaser for this Property.

         During the quarter ended March 31, 2001, three lessees, Golden Corral Corporation, Jack in the Box Inc. and Flagstar Enterprises, Inc. and Denny's, Inc. (which are affiliated entities under common control of Flagstar Enterprises, Inc.) (hereinafter referred to as Flagstar Enterprises, Inc.) each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these three lessees will continue to contribute more than ten percent of the Partnership's total rental and earned income. In addition, during the quarter ended March 31, 2001, four restaurant chains Golden Corral Family Steakhouse Restaurants, Jack in the Box, Hardee's and Burger King, each accounted for more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). It is anticipated that these four restaurant chains will each continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         For the quarters ended March 31, 2001 and 2000, the Partnership also owned and leased ten Properties indirectly through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $109,541 and $103,446, respectively, attributable to the net income earned by these unconsolidated joint ventures.

         Operating expenses, including depreciation and amortization expense, were $258,929 and $246,992 for the quarters ended March 31, 2001 and 2000, respectively. The increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily the result of an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the partnership agreement. The increase in operating expenses during the quarter ended March 31, 2001 was partially offset by the fact that during the quarter ended March 31, 2000, the Partnership incurred $45,746 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter ended March 31, 2001. The increase in operating expenses during the quarter ended March 31, 2001 was also partially offset by the fact that during the quarter ended March 31, 2000, the Partnership recorded legal expenses, real estate tax expense and other expenses related to the demolition of the building relating to the Property in Homewood, Alabama. The Partnership re-leased the Property to a new tenant and no such expenses were incurred during the quarter ended March 31, 2001.

         During the quarter ended March 31, 2000, the Partnership recorded a provision for loss on assets in the amount of $287,275 for financial reporting purposes relating to a Perkins Property in Ft. Pierce, Florida, the tenant of which vacated the Property and ceased payment of rents under the terms of its lease agreement. The allowance represented the difference between the carrying value of the Property at March 31, 2000 and the estimated net realizable value for the Property. No such loss was recorded during the quarter ended March 31, 2001.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.   Inapplicable.
          ------------------

Item 2.   Changes in Securities.       Inapplicable.
          --------------------------

Item 3.   Default upon Senior Securities.   Inapplicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.   Inapplicable.
          ----------------------------------------------------

Item 5.   Other Information.        Inapplicable.
          ------------------

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

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

                      (b)     Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter
ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of May, 2001.


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