Form 10-Q
period 2001-06-30
CNL INCOME FUND X LTD
filed 2001-08-13
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2001
   --------------------------------------------------------------------------

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



                                                                                                   Page
Part I.

         Item 1.           Financial Statements:

                               Condensed Balance Sheets                                            1

                               Condensed Statements of Income                                      2

                               Condensed Statements of Partners' Capital                           3

                               Condensed Statements of Cash Flows                                  4

                               Notes to Condensed Financial Statements                             5-8

         Item 2.           Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                                 9-13

         Item 3.           Quantitative and Qualitative Disclosures About
                               Market Risk                                                         13

Part II.

         Other Information                                                                         14-15




                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           June 30,             December 31,
                                                                             2001                   2000
                                                                       ------------------     ------------------
                              ASSETS

  Land and buildings on operating leases, less accumulated depreciation of
      $2,040,775 and $1,890,727, respectively, and allowance for loss
      on assets of $536,568 in 2001 and 2000                                $ 14,928,281           $ 15,078,329
  Net investment in direct financing leases                                    9,038,727              9,164,968
  Investment in joint ventures                                                 5,076,436              4,929,505
  Cash and cash equivalents                                                      950,916              1,361,652
  Receivables, less allowance for doubtful accounts
      of $368,368 and $284,513, respectively                                       1,237                 48,978
  Due from related party                                                              --                 13,063
  Prepaid expenses                                                                13,513                 19,274
  Lease costs, less accumulated amortization of $3,497 and
      $1,000, respectively                                                        44,100                 43,273
  Accrued rental income, less allowance for doubtful accounts of
      $4,841 and $3,388, respectively                                          1,426,424              1,412,932
  Other assets                                                                    33,504                 33,504
                                                                       ------------------     ------------------

                                                                            $ 31,513,138           $ 32,105,478
                                                                       ==================     ==================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                            $    2,765             $   35,472
  Accrued and escrowed real estate taxes payable                                  15,398                 10,114
  Distributions payable                                                          900,001                900,001
  Due to related parties                                                         110,543                147,099
  Rents paid in advance and deposits                                              91,264                 52,713
  Deferred rental income                                                           1,925                  7,903
                                                                       ------------------     ------------------
      Total liabilities                                                        1,121,896              1,153,302

  Minority interest                                                               64,453                 64,098

  Partners' capital                                                           30,326,789             30,888,078
                                                                       ------------------     ------------------

                                                                            $ 31,513,138           $ 32,105,478
                                                                       ==================     ==================
See accompanying notes to condensed financial statements.




                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                        Quarter Ended                    Six Months Ended
                                                                          June 30,                           June 30,
                                                                   2001              2000             2001             2000
                                                               --------------    --------------   --------------   --------------
Revenues:
    Rental income from operating leases                           $  472,360         $ 473,336       $  946,156       $  905,534
    Earned income from direct financing leases                       239,611           245,964          483,129          493,371
    Contingent rental income                                           6,845             4,626            9,612            1,936
    Interest and other income                                          8,042             4,409           27,670           32,430
                                                               --------------    --------------   --------------   --------------
                                                                     726,858           728,335        1,466,567        1,433,271
                                                               --------------    --------------   --------------   --------------

Expenses:
    General operating and administrative                              81,618            60,490          206,582          122,510
    Professional services                                              9,331             6,436           26,885           28,847
    Real estate taxes                                                  2,942            13,347            5,883           26,694
    State and other taxes                                                 --                65           37,967           22,581
    Depreciation and amortization                                     77,042            79,724          152,545          160,676
    Transaction costs                                                     --            37,699               --           83,445
                                                               --------------    --------------   --------------   --------------
                                                                     170,933           197,761          429,862          444,753
                                                               --------------    --------------   --------------   --------------

Income Before Minority Interest in Income of Consolidated
    Joint Venture, Equity in Earnings of Unconsolidated
    Joint Ventures and Provision for Loss on Assets                  555,925           530,574        1,036,705          988,518

Minority Interest in Income of Consolidated
    Joint Venture                                                     (2,143 )          (2,064 )         (4,379 )         (4,282 )

Equity in Earnings of Unconsolidated Joint Ventures                   96,846           114,464          206,387          217,910

Provision for Loss on Assets                                              --                --               --         (287,275 )
                                                               --------------    --------------   --------------   --------------
                                                               --------------    --------------

Net Income                                                        $  650,628         $ 642,974      $ 1,238,713       $  914,871
                                                               ==============    ==============   ==============   ==============

Allocation of Net Income:
    General partners                                                 $    --            $   --          $    --          $    --
    Limited partners                                                 650,628           642,974        1,238,713          914,871
                                                               --------------    --------------   --------------   --------------

                                                                  $  650,628         $ 642,974      $ 1,238,713       $  914,871
                                                               ==============    ==============   ==============   ==============

Net Income Per Limited Partner Unit                                $    0.16          $   0.16        $    0.31        $    0.23
                                                               ==============    ==============   ==============   ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                              4,000,000         4,000,000        4,000,000        4,000,000
                                                               ==============    ==============   ==============   ==============
See accompanying notes to condensed financial statements.



                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                             Quarter Ended           Year Ended
                                                                               June 30,             December 31,
                                                                                 2001                   2000
                                                                          --------------------    ------------------

General partners:
    Beginning balance                                                             $   252,935            $  252,935
    Net income                                                                             --                    --
                                                                          --------------------    ------------------
                                                                                      252,935               252,935
                                                                          --------------------    ------------------

Limited partners:
    Beginning balance                                                              30,635,143            31,769,359
    Net income                                                                      1,238,713             2,465,788
    Distributions ($0.45 and $0.90 per limited partner
       unit, respectively)                                                         (1,800,002 )          (3,600,004 )
                                                                          --------------------    ------------------
                                                                                   30,073,854            30,635,143
                                                                          --------------------    ------------------

Total partners' capital                                                         $  30,326,789          $ 30,888,078
                                                                          ====================    ==================


See accompanying notes to condensed financial statements.



                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                2001                2000
                                                                           ----------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $1,607,815         $1,604,307
                                                                           ----------------    ---------------

    Cash Flows from Investing Activities:
       Investment in joint venture                                                (211,201 )               --
       Payment of lease costs                                                       (3,324 )          (12,000 )
                                                                           ----------------    ---------------
              Net cash used in investing activities                               (214,525 )          (12,000 )
                                                                           ----------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                        (1,800,002 )       (1,800,002 )
       Distributions to holder of minority interest                                 (4,024 )           (4,994 )
                                                                           ----------------    ---------------
              Net cash used in financing activities                             (1,804,026 )       (1,804,996 )
                                                                           ----------------    ---------------

Net Decrease in Cash and Cash Equivalents                                         (410,736 )         (212,689 )

Cash and Cash Equivalents at Beginning of Period                                 1,361,652            967,094
                                                                           ----------------    ---------------

Cash and Cash Equivalents at End of Period                                       $ 950,916          $ 754,405
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


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Investment in Joint Ventures:
         ----------------------------

         In April 2001, the Partnership used a portion of the sales proceeds from the 2000 sale of its property in Lancaster, New York to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd. to purchase and hold one restaurant property. Each of the CNL Income Funds is an affiliate of the general partners and a Florida limited partnership pursuant to the laws of the state of Florida. As of June 30, 2001, the Partnership had contributed approximately $211,200 and owned a 10 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment using the equity method since the Partnership shares control with affiliates.



                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


3.       Investment in Joint Ventures:
         ----------------------------

         CNL Restaurant Investments III owns and leases six properties to an operator of national fast-food restaurants. Ashland Joint Venture, Williston Real Estate Joint Venture, Ocean Shores Joint Venture, Peoria Joint Venture, CNL VIII, X, XII Kokomo Joint Venture, and the Partnership and affiliates as tenants-in-common in two separate tenancy in common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the joint ventures' combined, condensed financial information:


                                                                            June 30,             December 31,
                                                                              2001                   2000
                                                                        ------------------    -------------------

              Land and buildings on operating leases,
                   less accumulated depreciation                             $ 11,677,155           $  9,693,530
              Net investment in direct financing leases                         2,531,011              2,546,467
              Cash                                                                 79,279                 57,379
              Receivables, less allowance for doubtful
                    accounts                                                       15,348                  3,100
              Prepaid expenses                                                     13,904                 33,863
              Accrued rental income                                               150,883                120,282
              Liabilities                                                          15,546                  7,375
              Partners' capital                                                14,452,034             12,447,246
              Revenues                                                            744,459              1,404,081
              Net income                                                          579,160              1,126,840



         The Partnership recognized income totaling $206,387 and $217,910 during the six months ended June 30, 2001 and 2000, respectively, from these joint ventures, of which $96,846 and $114,464, was earned during the quarters ended June 30, 2001 and 2000, respectively.

4.       Related Party Transactions:
         --------------------------

          During the six months ended June 30, 2001, the Partnership, CNL Income Fund VIII, Ltd., and CNL Income Fund XII, Ltd. invested in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture to acquire a Golden Corral property from CNL BB Corp., an affiliate of the general partners for a purchase price of $2,112,011. CNL Income Fund VIII, Ltd., and CNL Income Fund XII, Ltd. are each Florida limited partnerships and affiliates of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the joint venture.





                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


4.       Related Party Transactions - Continued:
         --------------------------------------

         The purchase price paid by the joint venture represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate Programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property, were treated as belonging to the joint venture. For the six months ended June 30, 2001, other income of the joint venture includes $11,887 of such amounts.

5.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:


                                                                                2001                2000
                                                                           ---------------     ---------------

               Golden Corral Corporation                                        $ 347,921           $ 341,359
               Jack in the Box Inc.                                               255,803             258,567
               Flagstar Enterprises, Inc. (and Denny's, Inc.)                     255,006             259,405



         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:


                                                                      2001              2000
                                                                  -------------     --------------

                    Burger King                                      $ 365,473           $379,315
                    Golden Corral Family
                        Steakhouse Restaurants                         347,921            341,359
                    Jack in the Box                                    255,803            258,567
                    Hardee's                                           193,055            195,973





                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


6.       Concentration of Credit Risk - Continued:
         ----------------------------------------

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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 49 Properties, which included interests in 12 Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,607,815 and $1,604,307 for the six months ended June 30, 2001 and 2000, respectively. The increase in cash from operations for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, was primarily a result of changes in the Partnership's income and expenses, as described in "Results of Operations" below.

         In April 2001, the Partnership reinvested a portion of the proceeds received from the 2000 sale of the Partnership's Property in Lancaster, New York in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, to acquire a Property located in Kokomo, Indiana with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., each of which is a Florida limited partnership pursuant to the laws of the state of Florida and an affiliate of the general partners. The joint venture acquired this Property from CNL BB Corp., an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the joint venture. The purchase price paid by the joint venture represented the costs incurred by the affiliate to acquire the Property, including closing costs. As of June 30, 2001, the Partnership had contributed approximately $211,200 and owned a ten percent interest in the profits and losses of the joint venture.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2001, the Partnership had $950,916 invested in such short-term investments, as compared to $1,361,652 at December 31, 2000. The decrease in cash and cash equivalents was partially attributable to the fact that the Partnership used a portion of the net proceeds received from the 2000 sale of its Property in Lancaster, New York to invest in CNL VIII, X, XII Kokomo Joint Venture. The funds remaining at June 30, 2001 will be used to pay distributions and other liabilities.


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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,800,002 for each of the six months ended June 30, 2001 and 2000 ($900,001 for each of the quarters ended June 30, 2001 and 2000). This represents distributions for each applicable six months of $0.45 per unit ($0.23 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2001 and 2000. No amounts distributed to the limited partners for the six months ended June 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,121,896 at June 30, 2001, from $1,153,302 at December 31, 2000, primarily due to a decrease in accounts payable and amounts due to related parties at June 30, 2001, as compared to December 31, 2000. The decrease was partially offset by an increase in rents paid in advance and deposits at June 30, 2001, as compared to December 31, 2000. Total liabilities at June 30, 2001, to the extent they exceed cash and cash equivalents at June 30, 2001, will be paid from future cash from operations, and in the event the general partners elect to make additional contributions, from general partner's contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 2000, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 37 wholly owned Properties (including one Property which was sold in 2000). During the six months ended June 30, 2001, the Partnership and Allegan Real Estate Joint Venture owned and leased 36 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30 2001 and 2000, the Partnership and Allegan Real Estate Joint Venture earned $1,438,897 and $1,400,841, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income from these Properties, $718,816 and $723,926 of which were earned during the quarters ended June 30, 2001 and 2000, respectively. Rental, earned and contingent rental income increased for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, partially as a result of the Partnership entering into a new lease with a new tenant for the Property in Homewood, Alabama for which rental payments commenced in July 2000. In October 1998, the former tenant of this Property filed for bankruptcy and rejected the lease relating to this Property and ceased making rental payments to the Partnership.

         In addition, rental, earned and contingent rental income was higher during the six months ended June 30, 2001 as compared to June 30, 2000, due to the fact that during the six months ended June 30, 2000, the Partnership established an allowance for doubtful accounts for past due rental amounts relating to the Property in Freemont, Ohio in accordance with the Partnership's collection policy. The Partnership subsequently collected and recognized these amounts as income. No such allowance was established during the six months ended June 30, 2001 relating to this Property.

         Rental, earned and contingent rental income during the six months ended June 30, 2001 and 2000 continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Property in Ft. Pierce, Florida. Rental, earned and contingent rental income are expected to remain at reduced amounts until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The Partnership is currently seeking either a new tenant or purchaser for this Property.

         During the six months ended June 30, 2001, three lessees, Golden Corral Corporation, Jack in the Box Inc. and Flagstar Enterprises, Inc. and Denny's, Inc. (which are affiliated entities under common control of Flagstar Enterprises, Inc.) (hereinafter referred to as Flagstar Enterprises, Inc.) each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these three lessees will continue to contribute more than ten percent of the Partnership's total rental and earned income. In addition, during the six months ended June 30, 2001, four restaurant chains Golden Corral Family Steakhouse Restaurants, Jack in the Box, Hardee's and Burger King, each accounted for more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). It is anticipated that these four restaurant chains will each continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         For the quarters ended June 30, 2001 and 2000, the Partnership also owned and leased ten Properties indirectly through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. For the six months ended June 30, 2001, the Partnership owned and leased one additional Property through a joint venture arrangement. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $206,387 and $217,910, respectively, attributable to the net income earned by these unconsolidated joint ventures, $96,846 and $114,464 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. The decrease in net income earned by these joint ventures during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially due to the fact that Ocean Shores Joint Venture, in which the Partnership owns a 69.06% interest, established an allowance for doubtful accounts of approximately $32,600 related to its Property in Ocean Shores, Washington due to financial difficulties the tenant is experiencing. The tenant of the Property owned by the joint venture ceased operations and vacated the Property. The joint venture will continue to pursue collection of past due amounts and will recognize such amounts as income if collected. The joint venture will not record rental income relating to this Property until it locates a new tenant or purchaser for this Property. The joint venture is currently seeking a new tenant or purchaser for this Property. The decrease in net income during the quarter and six months ended June 30, 2001, was partially offset by the fact that in April 2001, the Partnership used a portion of the net sales proceeds received from the 2000 sale of its Property in Lancaster, New York to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd. to purchase and hold one restaurant Property. Each of the CNL Income Funds is a Florida limited partnership pursuant to the laws of the state of Florida, and an affiliate of the general partners.

         Operating expenses, including depreciation and amortization expense, were $429,862 and $444,753 for the six months ended June 30, 2001 and 2000, respectively, of which $170,933 and $197,761 were incurred for the quarters ended June 30, 2001 and 2000, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially due to the fact that during the quarter and six months ended June 30, 2000, the Partnership incurred $37,699 and $83,445, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and six months ended June 30, 2001.

         In addition, the decrease in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially attributable to the Partnership incurring less depreciation expense during 2001 as a result of the 2000 sale of its Property in Lancaster, New York. The decrease in operating expenses during the quarter and six months ended June 30, 2001 was partially offset by an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the partnership agreement. In addition, the decrease in operating expenses during the quarter and six months ended June 30, 2001 was also partially offset by the fact that during the quarter and six months ended June 30, 2000, the Partnership recorded legal expenses, real estate tax expense and other expenses related to the demolition of the building located on the Property in Homewood, Alabama. The Partnership re-leased the Property to a new tenant and no such expenses were incurred during the quarter and six months ended June 30, 2001 relating to this Property. The decrease in operating expenses was also partially offset by an increase in the state taxes incurred by the Partnership due to changes in the tax laws of a state in which the Partnership conducts business.

         During the six months ended June 30, 2000, the Partnership recorded a provision for loss on assets in the amount of $287,275 for financial reporting purposes relating to a Perkins Property in Ft. Pierce, Florida, the tenant of which vacated the Property and ceased payment of rents under the terms of its lease agreement. The allowance represented the difference between the carrying value of the Property at June 30, 2000 and the estimated net realizable value for the Property. No such loss was recorded during the six months ended June 30, 2001.


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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of August, 2001.


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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)