Form 10-Q
period 2001-09-30
CNL INCOME FUND X LTD
filed 2001-11-09
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2001
   --------------------------------------------------------------------------

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


                             CNL Income Fund X, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                        59-3004139
----------------------------------              ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                              32801
----------------------------------              ------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                                ------------------------------


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




                                                                        Page
Part I.

         Item 1. Financial Statements:

                     Condensed Balance Sheets                            1

                     Condensed Statements of Operations                  2

                     Condensed Statements of Partners' Capital           3

                     Condensed Statements of Cash Flows                  4

                     Notes to Condensed Financial Statements             5-8

         Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 9-14

         Item 3. Quantitative and Qualitative Disclosures About
                     Market Risk                                         14

Part II.

         Other Information                                               15-16

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                         September 30,          December 31,
                                                                             2001                   2000
                                                                       ------------------     ------------------
                              ASSETS

  Land and buildings on operating leases, net                               $ 14,531,783           $ 15,078,329
  Net investment in direct financing leases                                    8,973,073              9,164,968
  Investment in joint ventures                                                 3,673,977              4,929,505
  Cash and cash equivalents                                                    1,699,901              1,361,652
  Receivables, less allowance for doubtful accounts
      of $23,735 and $284,513, respectively                                          112                 48,978
  Due from related parties                                                         1,849                 13,063
  Prepaid expenses                                                                11,459                 19,274
  Lease costs, less accumulated amortization of $4,761 and
      $1,000, respectively                                                        42,836                 43,273
  Accrued rental income, less allowance for doubtful accounts of
      $4,841 and $3,388, respectively                                          1,365,866              1,412,932
  Other assets                                                                    33,504                 33,504
                                                                       ------------------     ------------------

                                                                            $ 30,334,360           $ 32,105,478
                                                                       ==================     ==================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                            $    4,707             $   35,472
  Accrued and escrowed real estate taxes payable                                  24,341                 10,114
  Distributions payable                                                          900,001                900,001
  Due to related parties                                                          26,509                147,099
  Rents paid in advance and deposits                                              69,005                 52,713
  Deferred rental income                                                              --                  7,903
                                                                       ------------------     ------------------
      Total liabilities                                                        1,024,563              1,153,302

  Minority interest                                                               64,433                 64,098

  Commitment (Note 7)

  Partners' capital                                                           29,245,364             30,888,078
                                                                       ------------------     ------------------

                                                                            $ 30,334,360           $ 32,105,478
                                                                       ==================     ==================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                        Quarter Ended                   Nine Months Ended
                                                                        September 30,                     September 30,
                                                                   2001              2000             2001             2000
                                                               --------------    --------------   --------------   --------------
Revenues:
    Rental income from operating leases                           $  475,522         $ 489,015      $ 1,421,678      $ 1,394,549
    Adjustments to accrued rental income                             (69,094 )              --          (69,094 )             --
    Earned income from direct financing leases                       238,738           244,481          721,867          737,852
    Contingent rental income                                           5,091             5,320           14,703            7,256
    Interest and other income                                          4,861            20,803           31,536           53,233
                                                               --------------    --------------   --------------   --------------
                                                                     655,118           759,619        2,120,690        2,192,890
                                                               --------------    --------------   --------------   --------------

Expenses:
    General operating and administrative                              47,681            57,354          254,263          179,864
    Professional services                                              6,840             8,085           33,725           36,932
    Real estate taxes                                                  2,941            10,362            8,824           37,056
    State and other taxes                                                 --                --           36,972           22,581
    Depreciation and amortization                                     75,670            79,624          228,215          240,300
    Transaction costs                                                     --                --               --           83,445
                                                               --------------    --------------   --------------   --------------
                                                                     133,132           155,425          561,999          600,178
                                                               --------------    --------------   --------------   --------------

Income Before Minority Interest in Income of Consolidated
    Joint Venture, Equity in Earnings (Loss) of
    Unconsolidated Joint Ventures and Provision for Loss on          521,986           604,194        1,558,691        1,592,712
    Assets

Minority Interest in Income of Consolidated
    Joint Venture                                                     (2,135 )          (2,144 )         (6,514 )         (6,426 )

Equity in Earnings (Loss) of Unconsolidated Joint Ventures          (379,183 )         116,252         (172,796 )        334,162

Provision for Loss on Assets                                        (322,092 )              --         (322,092 )       (287,275 )
                                                               --------------    --------------   --------------   --------------

Net Income (Loss)                                                 $ (181,424 )       $ 718,302      $ 1,057,289      $ 1,633,173
                                                               ==============    ==============   ==============   ==============

Allocation of Net Income (Loss):
    General partners                                                 $    --            $   --          $    --          $    --
    Limited partners                                                (181,424 )         718,302        1,057,289        1,633,173
                                                               --------------    --------------   --------------   --------------

                                                                  $ (181,424 )       $ 718,302      $ 1,057,289      $ 1,633,173
                                                               ==============    ==============   ==============   ==============

Net Income (Loss) Per Limited Partner Unit                         $   (0.05 )        $   0.18        $    0.26        $    0.41
                                                               ==============    ==============   ==============   ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                              4,000,000         4,000,000        4,000,000        4,000,000
                                                               ==============    ==============   ==============   ==============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                          Nine Months Ended            Year Ended
                                                            September 30,             December 31,
                                                                 2001                     2000
                                                       -------------------------    ------------------
General partners:
    Beginning balance                                              $    252,935            $  252,935
    Net income                                                               --                    --
                                                       -------------------------    ------------------
                                                                        252,935               252,935
                                                       -------------------------    ------------------

Limited partners:
    Beginning balance                                                30,635,143            31,769,359
    Net income                                                        1,057,289             2,465,788
    Distributions ($0.68 and $0.90 per limited
       partner unit, respectively)                                   (2,700,003 )          (3,600,004 )
                                                       -------------------------    ------------------
                                                                     28,992,429            30,635,143
                                                       -------------------------    ------------------

Total partners' capital                                          $   29,245,364          $ 30,888,078
                                                       =========================    ==================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                2001                2000
                                                                           ----------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $2,359,504         $2,398,448
                                                                           ----------------    ---------------

    Cash Flows from Investing Activities:
       Liquiditing distribution from joint venture                                 899,452                 --
       Investment in joint venture                                                (211,201 )               --
       Payment of lease costs                                                       (3,324 )          (12,000 )
                                                                           ----------------    ---------------
              Net cash provided by (used in) investing
                  activities                                                       684,927            (12,000 )
                                                                           ----------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                        (2,700,003 )       (2,700,003 )
       Distributions to holder of minority interest                                 (6,179 )           (7,228 )
                                                                           ----------------    ---------------
              Net cash used in financing activities                             (2,706,182 )       (2,707,231 )
                                                                           ----------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                               338,249           (320,783 )

Cash and Cash Equivalents at Beginning of Period                                 1,361,652            967,094

                                                                           ----------------    ---------------

Cash and Cash Equivalents at End of Period                                      $1,699,901          $ 646,311
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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         At September 30, 2001, the Partnership established a provision for loss on assets in the amount of $306,659, relating to its property in Ft. Pierce, Florida. The Partnership had previously recorded a provision for loss on assets in the amount of $287,275. The tenant of this property vacated the property and discontinued payment of rents to the Partnership. The provision represented the difference between the net carrying value of the property at September 30, 2001 and the general partner's estimated net realizable value of the property.

         In September 2001, the Partnership entered into an agreement with a third party to sell its property in North Richland Hills, Texas. Due to the fact that the Partnership had recognized accrued rental income since the inception of the lease relating to the straight-

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         lining of future scheduled rent increases in accordance with generally accepted accounting principles, the Partnership reversed approximately $69,100 of such accrued rental income due to the anticipated sale of this property. In addition, the Partnership established a provision for loss on assets in the amount of $15,433 for financial reporting purposes (see Note 8).

4.       Investment in Joint Ventures:
         ----------------------------

         In April 2001, the Partnership used a portion of the sales proceeds from the 2000 sale of its property in Lancaster, New York to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd. to purchase and hold one restaurant property. Each of the CNL Income Funds is an affiliate of the general partners and a Florida limited partnership pursuant to the laws of the state of Florida. As of September 30, 2001, the Partnership had contributed approximately $211,200 and owned a 10 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment using the equity method since the Partnership shares control with affiliates.

         In August 2001, Peoria Joint Venture, in which the Partnership owned a 52% interest, sold its property to a third party for approximately $1,786,900 resulting in a gain of approximately $136,700 for financial reporting purposes. The Partnership dissolved the joint venture in accordance with the joint venture agreement and did not recognize a gain or loss on the dissolution. As a result, the Partnership received approximately $899,500 representing its pro-rata share of the liquidation proceeds received from the joint venture.

         During the nine months ended September 30, 2001, Ocean Shores Joint Venture, in which the Partnership owns a 69.06% interest, recorded a provision for loss on assets in the amount of $738,349, for financial reporting purposes relating to a Burger King property in Ocean Shores, Washington, due to the fact that the tenant vacated the property and ceased payment of rents under the terms of its lease agreement. The provision represented the difference between the carrying value of the property at September 30, 2001 and the general partner's estimated net realizable value for the property.

         CNL Restaurant Investment III owns and leases six properties to an operator of national fast-food restaurants. Ashland Joint Venture, Williston Real Estate Joint Venture, Ocean Shores Joint Venture, CNL VIII, X, XII Kokomo Joint Venture, and the Partnership and affiliates as tenants-in-common in two separate tenancy in common arrangements, each

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         own and lease one property to an operator of national fast-food or family-style restaurants.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at:

                                                             September 30,          December 31,
                                                                 2001                   2000
                                                             ----------------    -------------------
             Land and buildings on operating leases, net        $ 11,179,204           $  9,693,530
             Net investment in direct financing leases               642,020              2,546,467
             Cash                                                     40,125                 57,379
             Receivables, less allowance for doubtful
                   accounts                                           22,804                  3,100
             Prepaid expenses                                         18,962                 33,863
             Accrued rental income                                    74,398                120,282
             Liabilities                                              14,619                  7,375
             Partners' capital                                    11,962,894             12,447,246
             Revenues                                                986,186              1,404,081
             Provision for loss on assets                            738,349                     --
             Net income                                                1,796              1,126,840

         The Partnership recognized a loss of $172,796 and income of $334,162 during the nine months ended September 30, 2001 and 2000, respectively, from these joint ventures, of which a loss of $379,183 and income of $116,252 was earned during the quarters ended September 30, 2001 and 2000, respectively.

5.       Related Party Transactions:
         --------------------------

         During the nine months ended September 30, 2001, the Partnership, CNL Income Fund VIII, Ltd., and CNL Income Fund XII, Ltd. invested in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture to acquire a Golden Corral property from CNL BB Corp., an affiliate of the general partners for a purchase price of $2,112,011. CNL Income Fund VIII, Ltd., and CNL Income Fund XII, Ltd. are each Florida limited partnerships and affiliates of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the joint venture. The purchase price paid by the joint venture represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. CNL INCOME FUND X, LTD. (A Florida Limited Partnership) NOTES TO CONDENSED FINANCIAL STATEMENTS Quarters and Nine Months Ended September 30, 2001 and 2000


6.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                                2001                2000
                                                              ------------     ---------------
               Golden Corral Corporation                        $ 524,952           $ 512,746
               Jack in the Box Inc.                               383,213             388,843
               Flagstar Enterprises, Inc. (and Denny's, Inc.)     381,624             388,312

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                2001              2000
                                            -------------     --------------

            Burger King                        $ 536,712           $571,125
            Golden Corral Family
                Steakhouse Restaurants           524,952            512,746
            Jack in the Box                      383,213            388,843
            Hardee's                             288,995            293,433

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

7.       Commitment:
         ----------

         In September 2001, the Partnership entered into an agreement with an unrelated third party to sell the property in North Richland Hills, Texas. At September 30, 2001, the Partnership established a provision for loss on assets related to the anticipated sale of this property (see Note 3). As of October 31, 2001, the sale had not yet occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 48 Properties, which included interests in 11 Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,359,504 and $2,398,448 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in cash from operations for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, was primarily a result of changes in income and expenses, as described in "Results of Operations" below, and changes in the Partnership's working capital.

         In April 2001, the Partnership reinvested a portion of the proceeds received from the 2000 sale of the Partnership's Property in Lancaster, New York in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, to acquire a Property located in Kokomo, Indiana with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., each of which is a Florida limited partnership pursuant to the laws of the state of Florida and an affiliate of the general partners. The joint venture acquired this Property from CNL BB Corp., an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the joint venture. The purchase price paid by the joint venture represented the costs incurred by the affiliate to acquire the Property, including closing costs. As of September 30, 2001, the Partnership had contributed approximately $211,200 and owned a ten percent interest in the profits and losses of the joint venture.

         In August 2001, Peoria Joint Venture, in which the Partnership owned a 52% interest, sold its Property to a third party for approximately $1,786,900 resulting in a gain of approximately $136,700 for financial reporting purposes. As a result, the Partnership received approximately $899,500 representing its pro-rata share of the liquidation proceeds received by the joint venture. In September 2001, Peoria Joint Venture was dissolved in accordance with the joint venture agreement. No gain or loss on the dissolution of the joint venture was recorded. The Partnership intends to reinvest the liquidation proceeds it received in an additional Property.

         Currently, rental income from the Partnership's Properties and any amounts received as a return of capital are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to the partners or to invest in an additional Property. At September 30, 2001, the Partnership had $1,699,901 invested in such short-term investments, as compared to $1,361,652 at December 31, 2000. The increase in cash and cash equivalents was partially attributable to the fact that the Partnership received as a return of capital, its pro rata share of the liquidation proceeds from the dissolution of Peoria Joint Venture, as described above. The increase in cash and cash equivalents was offset by the fact that the Partnership used a portion of the net proceeds received from the 2000 sale of its Property in Lancaster, New York to invest in CNL VIII, X, XII Kokomo Joint Venture. The funds remaining at September 30, 2001, after payment of distributions for the quarter ended September 30, 2001 and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine such funds are available for distribution. Based on current cash from operations, the Partnership declared distributions to limited partners of $2,700,003 for each of the nine months ended September 30, 2001 and 2000 ($900,001 for each of the quarters ended September 30, 2001 and 2000). This represents distributions for each applicable nine months of $0.68 per unit ($0.23 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2001 and 2000. No amounts distributed to the limited partners for the nine months ended September 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $1,024,563 at September 30, 2001, from $1,153,302 at December 31, 2000, primarily due to a decrease in amounts due to related parties at September 30, 2001, as compared to December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet its working capital needs.

         In September 2001, the Partnership entered into an agreement with an unrelated third party to sell the Property in North Richland Hills, Texas. At September 30, 2001, the Partnership established a provision for loss on assets related to the anticipated sale of this Property. As of October 31, 2001, the sale had not yet occurred.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 2000, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 37 wholly owned Properties (including one Property which was sold in 2000). During the nine months ended September 30, 2001, the Partnership and Allegan Real Estate Joint Venture owned and leased 36 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership and Allegan Real Estate Joint Venture earned $2,089,154 and
$2,139,657, respectively, in rental income from operating leases (net of adjustments to accrued rental income), earned income from direct financing leases and contingent rental income, of which $650,257 and $738,816 was earned during the quarters ended September 30, 2001 and 2000, respectively. Rental, earned and contingent rental income decreased for the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, due to the fact that the Partnership reversed previously accrued rental income of approximately $69,100 relating to the Property in North Richland Hills, Texas, based on an anticipated sale of the Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such amounts were reversed during the quarter and nine months ended September 30, 2000.

         Rental, earned and contingent rental income during the nine months ended September 30, 2001 and 2000 continued to remain at reduced amounts since the Partnership is not receiving any rental income relating to the Property in Ft. Pierce, Florida. Rental, earned and contingent rental income are expected to remain at reduced amounts until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The Partnership is currently seeking either a new tenant or purchaser for this Property. The decrease in rental, earned and contingent rental income for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially offset by the fact that the Partnership entered into a new lease with a new tenant for the Property in Homewood, Alabama for which rental payments commenced in July 2000. In October 1998, the former tenant of this Property filed for bankruptcy and rejected the lease relating to this Property and ceased making rental payments to the Partnership.

         During the nine months ended September 30, 2001, three lessees, Golden Corral Corporation, Jack in the Box Inc. and Flagstar Enterprises, Inc. and Denny's, Inc. (which are affiliated entities under common control of Flagstar Enterprises, Inc.) (hereinafter referred to as Flagstar Enterprises, Inc.) each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these three lessees will continue to contribute more than ten percent of the Partnership's total rental and earned income. In addition, during the nine months ended September 30, 2001, four restaurant chains Golden Corral Family Steakhouse Restaurants, Jack in the Box, Hardee's and Burger King, each accounted for more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). It is anticipated that these four restaurant chains will each continue to account for more than ten percent of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         For the quarters ended September 30, 2001 and 2000, the Partnership also owned and leased ten Properties indirectly through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership recorded a loss of $172,796 and income of $334,162, respectively, from these unconsolidated joint ventures of which a loss of $379,183 and income of $116,252 were recorded during the quarters ended September 30, 2001 and 2000, respectively. The decrease in net income earned by these joint ventures during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was partially due to the fact that the tenant of the Property owned by Ocean Shores Joint Venture, in which the Partnership owns a 69.06% interest, experienced financial difficulties, ceased operations and vacated the Property. As a result, during the quarter and nine months ended September 30, 2001, the joint venture established an allowance for doubtful accounts of approximately $29,300 and $61,900, respectively, for past due rental amounts in accordance with the joint venture's policy. No such allowance was established during the quarter and nine months ended September 30, 2001. The joint venture will continue to pursue collection of past due amounts. In addition, during the quarter and nine months ended September 30, 2001, the joint venture reversed approximately $43,400 in previously accrued rental income relating to this Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such amounts were reversed during the quarter and nine months ended September 30, 2000. The joint venture will not record rental income relating to this Property until it locates a new tenant or purchaser for this Property. The joint venture is beginning the process of seeking a new tenant or purchaser for this Property. In addition, during the quarter and nine months ended September 30, 2001, the joint venture established a provision for loss on assets in the amount of $738,349 for financial reporting purposes. The provision represented the difference between the carrying value of the Property and the joint venture partner's estimated net realizable value for the Property. No such provision for loss was recorded during the quarter and nine months ended September 30, 2000.

         The decrease in net income earned from joint ventures during the quarter and nine months ended September 30, 2001, was partially offset by the fact that in April 2001, the Partnership used a portion of the net sales proceeds received from the 2000 sale of its Property in Lancaster, New York to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd. to purchase and hold one restaurant Property. Each of the CNL Income Funds is a Florida limited partnership pursuant to the laws of the state of Florida, and an affiliate of the general partners. In addition, the decrease in net income during the nine months ended September 30, 2001 was partially offset by the fact that in August 2001, Peoria Joint Venture, in which the Partnership owned a 52% interest, sold its Property to a third party for approximately $1,786,900 resulting in a gain of approximately $136,700 for financial reporting purposes. The Partnership dissolved the joint venture in accordance with the joint venture agreement and did not record a gain or loss on the dissolution.

         Operating expenses, including depreciation and amortization expense, were $561,999 and $600,178 for the nine months ended September 30, 2001 and 2000, respectively, of which $133,132 and $155,425 were incurred for the quarters ended September 30, 2001 and 2000, respectively. The decrease in operating expenses during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially due to the fact that during the nine months ended September 30, 2000, the Partnership incurred $83,445 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and nine months ended September 30, 2001.

         In addition, the decrease in operating expenses during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was partially attributable to the Partnership incurring less depreciation expense during 2001 as a result of the 2000 sale of its Property in Lancaster, New York. In addition, the decrease in operating expenses was attributable to the fact that during the quarter and nine months ended September 30, 2000, the Partnership recorded legal expenses, real estate tax expense and other expenses related to the Properties in Homewood, Alabama and Lancaster, New York. The Partnership re-leased the Property to a new tenant and no such expenses were incurred during the quarter and nine months ended September 30, 2001 relating to this Property. The decrease in operating expenses during the nine months ended September 30, 2001 was partially offset by an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the partnership agreement. The decrease in operating expenses during the nine months ended September 30, 2001 was also partially offset by an increase in the state taxes incurred by the Partnership due to changes in the tax laws of a state in which the Partnership conducts business.

         During the nine months ended September 30, 2001 and 2000, respectively, the Partnership recorded a provision for loss on assets in the amount of $306,659 and $287,275, respectively, for financial reporting purposes relating to a Perkins Property in Ft. Pierce, Florida, the tenant of which vacated the Property and ceased payment of rents under the terms of its lease agreement, as described above. The provision represented the difference between the carrying value of the Property at September 30, 2001 and 2000, respectively, and the general partner's estimated net realizable value for the Property.

         In addition, during the quarter and nine months ended September 30, 2001, the Partnership established a provision for loss on assets in the amount of $15,433 for financial reporting purposes in connection with the anticipated sale of its Property in North Richland Hills, Texas, as described above in "Capital Resources."


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

            10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 8, 2001, and incorporated herein by reference.)

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 5th day of November, 2001.


                                  CNL INCOME FUND X, LTD.

                                  By:  CNL REALTY CORPORATION
                                       General Partner


                                      By: /s/ James M. Seneff, Jr.
                                          ------------------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                      By: /s/ Robert A. Bourne
                                          ------------------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)