Form 10-K
period 2001-12-31
CNL INCOME FUND X LTD
filed 2002-03-29
CIK 863785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         During the year ended December 31, 1995, the Partnership sold its Property in Denver, Colorado, and reinvested the majority of the net sales proceeds in a Shoney's in Fort Myers Beach, Florida. During the year ended December 31, 1996, the Partnership reinvested the remaining net sales proceeds in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. During the year ended December 31, 1997, the Partnership sold its Property in Fremont, California, and reinvested the majority of the net sales proceeds in a Boston Market in Homewood, Alabama. In addition, during 1997, the Partnership used approximately $130,400 that had been previously reserved for working capital purposes to invest in a Chevy's Fresh Mex Property located in Miami, Florida, with affiliates of the General Partners as tenants-in-common. During the year ended December 31, 1998, the Partnership sold its Properties in Sacramento, California and Billings, Montana. During 1998, the Partnership reinvested the proceeds from the Sacramento, California sale in a Property in San Marcos, Texas. During the year ended December 31, 1999, the Partnership sold its Properties in Amherst, New York and Fort Myers Beach, Florida. During 1999, the Partnership reinvested the proceeds from the Amherst, New York sale in a Property in Fremont, Nebraska. During January 1999, the Partnership reinvested the net sales proceeds from the sale of its Property in Billings, Montana in a joint venture arrangement, Ocean Shores Joint Venture, to purchase and hold one Property. In addition, during 1999, the Partnership reinvested the majority of the net sales proceeds from the Fort Myers Beach, Florida sale in a joint venture arrangement, Peoria Joint Venture, with CNL Income Fund II, Ltd., an affiliate of the General Partners to purchase and hold one Property. During 2000, the Partnership sold its Property in Lancaster, New York. During 2001, the Partnership reinvested a portion of the net sales proceeds from the sale of its Property in Lancaster, New York in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., affiliates of the General Partners, to purchase and hold one Property. In addition, during 2001, the Partnership and the joint venture partner liquidated Peoria Joint Venture and the Partnership received its pro rata share of the liquidation proceeds.

         As a result of the above transactions, as of December 31, 2001, the Partnership owned 48 Properties. The Partnership owned 35 Properties directly and held interests in 11 Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the General Partners as tenants-in-common. In January 2002, the Partnership reinvested the majority of the liquidation proceeds from Peoria Joint Venture in a Property in Austin, Texas, as tenants-in-common, with CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the General Partners. The Partnership generally leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc.("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable. The General Partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. Generally, the leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the Properties owned as tenants-in-common with affiliates of the General
Partners provide for initial terms ranging from 10 to 20 years (the average being 17 years) and expire between 2006 and 2019. The leases are generally on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $29,400 to $225,800. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the second to the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 36 of the Partnership's 48 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In December 2000, the Partnership sold its Property in Lancaster, New York and during 2001 reinvested the net sales proceeds in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., each a Florida limited partnership and an affiliate of the General Partners, to purchase and hold one restaurant Property. The lease terms for this Property are substantially the same as the Partnership's other leases.

         In August 1999, the leases relating to the Long John Silver's Properties in Alamogordo and Las Cruces, New Mexico were amended to provide rent deferrals. All other lease terms remained unchanged. As of March 15, 2002, the Partnership has continued to receive rental payments relating to these Properties. The General Partners do not believe that the rent deferrals will have a material adverse effect of the results of operations of the Partnership.

         In January 2002, the Partnership reinvested the majority of the liquidation proceeds it received from Peoria Joint Venture in a Property in Austin, Texas, with CNL Income Fund XVIII, Ltd., as tenants-in-common, as described below in "Joint Venture and Tenancy in Common Arrangements." The lease term for this Property is substantially the same as the Partnership's other leases.

Major Tenants

         During 2001, three lessees (or groups of affiliated tenants) of the Partnership and its consolidated joint venture, (i) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control of Diageo, PLC) (hereinafter referred to as "Diageo, PLC"), (ii) Golden Corral Corporation and (iii) Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control of Jack in the Box Inc.) (hereinafter referred to as "Jack in the Box Inc."), each contributed more than 10% of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from ten Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2001, Diageo, PLC was the lessee under leases relating to seven restaurants, Golden Corral Corporation was the lessee under leases relating to six restaurants and Jack in the Box Inc. was the lessee under leases relating to six restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than 10% of the Partnership's total rental and earned income in 2002. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Hardee's, Burger King, and Jack in the Box, each accounted for more than 10% of the Partnership's total rental and earned income during 2001 (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from ten Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). In 2002, it is anticipated that these four Restaurant Chains each will continue to account for more than 10% of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could have a material adverse affect on the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or groups of affiliated tenants lease Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into a joint venture arrangement, Allegan Real Estate Joint Venture, with an unaffiliated entity to purchase and hold one Property. In addition, the Partnership has entered into five separate joint venture arrangements: CNL Restaurant Investments III, with CNL Income Fund IX, Ltd., to purchase and hold six Properties; Ashland Joint Venture, with CNL Income Fund IX, Ltd. and CNL Income Fund XI, Ltd., to purchase and hold one Property; Williston Real Estate Joint Venture, with CNL Income Fund XII, Ltd., to purchase and hold one Property; Ocean Shores Joint Venture, with CNL Income Fund XVII, Ltd., to purchase and hold one restaurant Property. Each of the CNL Income Funds is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida.

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has an 88.26% interest in Allegan Real Estate Joint Venture, a 50% interest in CNL Restaurant Investments III, a 10.51% interest in Ashland Joint Venture, a 40.95% interest in Williston Real Estate Joint Venture, and a 69.06% interest in Ocean Shores Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

         In addition, in April 2001, the Partnership entered into a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., affiliates of the General Partners, to purchase and hold one restaurant Property. The joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture. The Partnership has a 10% interest in the profits and losses of this joint venture. Each of the affiliates is a limited partnership organized pursuant to the laws of the state of Florida.

         In August 2001, Peoria Joint Venture, in which the Partnership owned a 52% interest, sold its Property to a third party. The Partnership and the joint venture partner liquidated Peoria Joint Venture and the Partnership received its pro rata share of the liquidation proceeds from the joint venture.

         CNL Restaurant Investments III's joint venture agreement does not provide for a fixed term, but continues in existence until terminated by either of the joint venturers. Ashland Joint Venture has an initial term of 14 years, CNL VIII, X, XII Kokomo Joint Venture has an initial term of 30 years, and Allegan Real Estate Joint Venture and Williston Real Estate Joint Venture each have an initial term of 20 years. After the expiration of the initial term, each of the joint ventures continues in existence from year to year unless terminated at the option of any of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

         The Partnership has management control of Allegan Real Estate Joint Venture and shares management control equally with affiliates of the General Partners for CNL Restaurant Investments III, Williston Real Estate Joint Venture, Ashland Joint Venture, Ocean Shores Joint Venture and CNL VIII, X, XII Kokomo Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partners, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of CNL Restaurant Investments III, Allegan Real Estate Joint Venture, Ashland Joint Venture, Williston Real Estate Joint Venture, Ocean Shores Joint Venture and CNL VIII, X, XII Kokomo Joint Venture is distributed 50%, 88.26%, 10.51%, 40.95%, 69.06% and 10%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with their respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture arrangements, the Partnership entered into an agreement to hold a Property in Clinton, North Carolina, as tenants-in-common with CNL Income Fund IV, Ltd., CNL Income Fund VI, Ltd. and CNL Income Fund XV, Ltd. In addition, the Partnership entered into an agreement to hold a Property in Miami, Florida, as tenants-in-common, with CNL Income Fund III, Ltd., CNL Income Fund VII, Ltd., and CNL Income Fund XIII, Ltd. The agreements provide for the Partnership and the other parties to share in the profits and losses of the Properties in proportion to each party's percentage interest. The Partnership owns a 13% and 6.69% interest, respectively in these Properties. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each party's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining party.

         In addition, in January 2002, the Partnership reinvested the majority of the liquidation proceeds from Peoria Joint Venture, as described above, in a Property in Austin, Texas, as tenants-in-common, with CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the General Partners. The Partnership entered into a long-term, triple-net lease with terms substantially the same as its other leases.

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


Certain Management Services

         CNL APF Partners, LP, an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL APF Partners, LP (the "Advisor") is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, 10%, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

         During 2000, CNL Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL APF Partners, LP. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2001, the Partnership owned 48 Properties. Of the 48 Properties, 35 are owned by the Partnership in fee simple, 11 are owned through joint venture arrangements and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,700 to 200,900 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2001.

          State                                Number of Properties

          Alabama                                           2
          Florida                                           5
          Idaho                                             1
          Illinois                                          1
          Indiana                                           1
          Louisiana                                         2
          Michigan                                          2
          Missouri                                          1
          Montana                                           5
          Nebraska                                          1
          New Hampshire                                     3
          New Mexico                                        3
          New York                                          1
          North Carolina                                    4
          Ohio                                              3
          Pennsylvania                                      1
          South Carolina                                    1
          Tennessee                                         3
          Texas                                             7
          Washington                                        1
                                                        ------
          TOTAL PROPERTIES                                 48
                                                        ======


         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,800 to 10,700 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2001, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $28,408,360 and $14,108,346, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by Restaurant Chain.


               Restaurant Chain                           Number of Properties

                Burger King                                            13
                Chevy's Fresh Mex                                       1
                Denny's                                                 3
                Golden Corral                                           6
                Hardee's                                                7
                Jack in the Box                                         6
                Long John Silver's                                      2
                Perkins                                                 1
                Pizza Hut                                               5
                Shoney's                                                2
                Other                                                   2
                                                                     -----
                TOTAL PROPERTIES                                       48
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

         At December 31, 2001, 2000, 1999, 1998, and 1997, the Properties were 97%, 97%, 96%, 96%, and 100% occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:

                                       2001              2000             1999              1998              1997
                                 --------------    -------------    --------------    -------------     -------------
Rental Revenues (1)(2)              $ 3,345,782      $3,462,549        $3,490,765       $3,163,838        $3,823,808
Properties (2)                               47              47                47               47                49
Average Rent Per Property            $   71,187        $ 73,671          $ 74,272         $ 67,316          $ 78,037


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

         The following is a schedule of lease expirations for leases in place as of December 31, 2001, for the next ten years and thereafter.

                                                                            Percentage of
                                Number           Annual Rental              Gross Annual
  Expiration Year              of Leases            Revenues                Rental Income
--------------------         --------------     -----------------         ------------------
        2002                     --                      $     --                        --
        2003                     --                            --                        --
        2004                     --                            --                        --
        2005                     --                            --                        --
        2006                      10                      645,012                    16.86%
        2007                      3                       538,740                    14.08%
        2008                     --                            --                        --
        2009                      4                       416,353                    10.88%
        2010                      1                       107,505                     2.81%
        2011                      5                       525,469                    13.73%
        Thereafter                24                    1,593,817                    41.64%
                               ---------          ----------------         -----------------
        Total (1)                 47                 $  3,826,896                   100.00%
                               =========          ================         =================


(1)      Excludes one Property which was vacant at December 31, 2001.

         Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 2001 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Diageo, PLC leases seven Burger King restaurants. The initial term of each lease is 14 years (expiring in 2006) and the average minimum base rent is approximately $107,000 (ranging from approximately $73,800 to $134,100).

         Golden Corral Corporation leases six Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2007 and 2016) and the average minimum base rent is approximately $164,658 (ranging from approximately $88,047 to $225,800).

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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) As of March 15, 2002, there were 3,491 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 1999, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception, the price for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2001 and 2000 other than pursuant to the Plan, net of commissions.

                                             2001 (1)                               2000 (1)
                                 ----------------------------------     ----------------------------------
                                   High         Low        Average        High         Low       Average
                                 ---------    --------    ----------    ---------    --------   -----------
         First Quarter              $7.56      $ 7.10        $ 7.34        $7.64       $7.41        $ 7.54
         Second Quarter              7.36        7.36          7.36         7.85        7.85          7.85
         Third Quarter               7.54        4.65          7.19         8.26        6.42          7.52
         Fourth Quarter              8.00        6.30          7.67         8.00        6.30          7.43

(1)      A total of 16,779 and 15,966 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2001  and  2000,
         respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the partnership agreement.

         For the years ended December 31, 2001 and 2000, the Partnership declared cash distributions of $3,600,004 to the Limited Partners. Distributions of $900,001 were declared to the Limited Partners at the close of each of the Partnership's calendar quarters during 2001 and 2000. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to partners for the years ended December 31, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.


Item 6.  Selected Financial Data

                                        2001              2000               1999               1998              1997
                                   ---------------    --------------     --------------    ---------------    --------------
  Year ended December 31:
    Revenues (1)                       $2,845,686        $3,388,786         $3,437,012         $3,627,060        $3,842,060
    Net income (2)                      1,732,654         2,465,788          2,269,401          1,878,858         3,531,381
    Cash distributions
       declared (3)                     3,600,004         3,600,004          3,600,004          3,680,004         3,600,003
    Net income per Unit (2)                  0.43              0.62               0.56               0.46              0.87
    Cash distributions
       declared per Unit (3)                 0.90              0.90               0.90               0.92              0.90

  At December 31:
    Total assets                      $30,087,645       $32,124,183        $33,248,120        $34,480,865       $36,289,727
    Partners' capital                  29,020,728        30,888,078         32,022,294         33,352,897        35,154,043


(1) Revenues include equity in earnings (loss) of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(2) Net income for the years ended December 31, 2000, 1999, 1998, and 1997, includes $50,755, $32,499, $218,960, and $132,238, respectively, from gains on sale of assets. Net income for the years ended December 31, 2001, 2000, 1999 and 1998, includes $391,186, $289,453, $377,266 and
         $1,001,846, respectively, from provision for write-down of assets.

(3) Distributions for the year ended December 31, 1998 include a special distribution to the Limited Partners of $80,000 which represented cumulative excess operating reserves.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2001, the Partnership owned 35 Properties directly and held interests in 13 Properties either through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 2001, 2000, and 1999, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,127,850, $3,298,666, and $3,182,882, for the years ended December 31, 2001, 2000, and 1999, respectively. The decrease in cash from operations during 2001 as compared to 2000, and the increase during 2000 as compared to 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 2001, 2000, and 1999.

         In January 1999, the Partnership reinvested the majority of the net sales proceeds from the 1998 sale of the Property in Billings, Montana plus remaining net proceeds from other sales of properties in a joint venture arrangement, Ocean Shores Joint Venture, with an affiliate of the General Partners, to purchase and hold one restaurant property. The Partnership owns a 69.06% interest in the profits and losses of the joint venture. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In March 1999, the Partnership sold its Property in Amherst, New York to a third party and received net sales proceeds of $1,150,000. The Partnership had recorded a provision for impairment in the carrying value relating to this Property of $93,328 at December 31, 1998 due to the tenant filing for bankruptcy. The provision represented the difference between the carrying value of the Property at December 31, 1998 and the general partners' estimated net realizable value for the Property. During 1999, the Partnership recorded a gain relating to the sale of this Property of $74,640, resulting in an aggregate net loss of approximately $18,700. In March 1999, the Partnership reinvested the net sales proceeds plus additional funds, totaling approximately $1,257,200 in a Golden Corral Property in Fremont, Nebraska. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In addition, in August 1999, the Partnership sold its Property in Fort Myers Beach, Florida for $931,725, resulting in a loss of $42,141. In November 1999, the Partnership reinvested the majority of these proceeds in a joint venture arrangement, Peoria Joint Venture, with CNL Income Fund II, Ltd., a
Florida limited partnership and an affiliate of the General Partners, to purchase and hold one restaurant Property. The Partnership contributed approximately $825,700 and had a 52% interest in the profits and losses of the joint venture as of December 31, 1999. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners) resulting from the sale.

         In December 2000, the Partnership sold its Property in Lancaster, New York to a third party and received net sales proceeds of $749,675. The Partnership had recorded a provision for write-down of assets relating to this Property of $387,202 at December 31, 1998 due to the tenant filing for bankruptcy. The provision represented the difference between the carrying value of the Property at December 31, 1998 and the general partners' estimated net realizable value for the Property. During 2000, the Partnership recorded a gain relating to the sale of this Property of $50,755, resulting in an aggregate net loss of approximately $336,400. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale. In April 2001, the Partnership reinvested a portion of the proceeds from the sale of this Property in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., each of which is a Florida limited partnership pursuant to the laws of the state of Florida and an affiliate of the General Partners, to purchase and hold one restaurant Property. The joint venture acquired this Property from CNL BB Corp., an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the joint venture. The Partnership contributed approximately $211,200 and had a 10% interest in the profits and losses of the joint venture as of December 31, 2001.

         In addition, during 2000, the Partnership entered into a promissory note with the corporate General Partner for a loan in the amount of $125,000 in connection with the operations of the Partnership. The note was uncollateralized, non-interest bearing and due on demand. As of December 31, 2000, the Partnership had repaid the loan in full to the corporate General Partner. No such promissory notes were entered into during the years ended December 31, 2001 and 1999.


         In August 2001, Peoria Joint Venture, in which the Partnership owned a 52% interest, sold its Property to a third party for approximately $1,786,900 resulting in a gain of approximately $136,700. As a result, the Partnership received approximately $899,500 representing its pro-rata share of the liquidation proceeds received by the joint venture. In September 2001, Peoria Joint Venture was dissolved in accordance with the joint venture agreement. No gain or loss on the dissolution of the joint venture was recorded. In January 2002, the Partnership reinvested the majority of the liquidation proceeds in a Property in Austin, Texas, as tenants-in-common with CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the General Partners.

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

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties are invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to partners or to reinvest in additional Properties. At December 31, 2001, the Partnership had $1,565,888, invested in such short-term investments as compared to $1,361,652 at December 31, 2000. The increase in cash and cash equivalents during 2001 was partially attributable to the fact that the Partnership received as a return of capital, its pro rata share of the liquidation proceeds from the dissolution of Peoria Joint Venture, as described above. The increase in cash and cash equivalents was offset by the fact that the Partnership used a portion of the net proceeds received from the 2000 sale of its Property in Lancaster, New York to invest in CNL VIII, X, XII Kokomo Joint Venture, as described above. As of December 31, 2001, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 2.1% annually. The funds remaining at December 31, 2001, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

         In September 2001, the Partnership entered into an agreement with an unrelated third party to sell its Property in North Richland Hills, Texas and in February 2002, the Partnership entered into an agreement with an unrelated third party to sell its Property in San Marcos, Texas. As of March 15, 2002, the sales had not occurred.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $3,600,004, for the years ended December 31, 2001, 2000 and 1999. This represents distributions of $0.90 per Unit for the years ended December 31, 2001, 2000 and 1999. No distributions were made to the General Partners during the years ended December 31, 2001, 2000 and 1999, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 2001, 2000, and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

         As of December 31, 2001 and 2000, the Partnership owed $5,539 and $147,099, respectively, to affiliates for accounting and administrative services. As of March 15, 2002, the Partnership had reimbursed the affiliates of all such amounts. Other liabilities, including distributions payable, decreased to $997,122 at December 31, 2001, from $1,024,908 at December 31, 2000, primarily as a result of a decrease in accounts payable and deferred rental income at December 31, 2001, as compared to December 31, 2000. The decrease was partially offset by an increase of rents paid in advance as of December 31, 2001. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

         The Partnership accounts for its unconsolidated joint ventures using the equity method of accounting. Under generally accepted accounting principles, the equity method of accounting is appropriate for entities that are partially owned by the Partnership, but for which operations of the investee are shared with other partners. The Partnership's joint venture agreements require the consent of all partners on all key decisions affecting the operations of the underlying Property.

         Management reviews its Properties and investments in unconsolidated entities periodically (no less than once per year) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

Results of Operations

         During 1999, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 39 wholly owned Properties (including two Properties sold in 1999) and during 2000 and 2001, the Partnership and its consolidated joint venture, owned and leased 36 wholly owned Properties (including one Property which was sold in August 2001 and one Property which was sold in December 2000). In addition, during 2001, 2000, and 1999, the Partnership was a co-venturer in four separate joint ventures that each owned and leased one Property and one joint venture which owned and leased six Properties. During 2001, the Partnership was a co-venturer in one additional joint venture that owned and leased one Property. In addition, during 2001, 2000 and 1999, the Partnership owned and leased two Properties with affiliates as tenants-in-common. As of December 31, 2001, the Partnership owned, either directly or through joint venture arrangements, 48 Properties which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $29,400 to $225,800. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the second to the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item
2. Properties, respectively.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership and its consolidated joint venture, earned $2,859,338 , $2,849,565, and $2,918,175, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 2000, as compared to 1999, was due to a decrease of approximately $99,900 as the result of the sale of several Properties during 1999. In addition, rental and earned income were lower in 2000, as compared to 1999, due to the fact that in September 1999, the tenant of the Property in Ft. Pierce, Florida vacated the Property and ceased making rental payments to the Partnership, resulting in a decrease in rental and earned income of approximately $40,500 during 2000. The General Partners are currently seeking either a new tenant or purchaser for this Property. The lost revenues resulting from this vacated Property could have an adverse affect on the results of operations of the partnership if the Partnership is unable to re-lease or sell this property in a timely manner. This decrease was partially offset by an increase of approximately $48,800 during 2000 due to the reinvestment of the majority of the net sales proceeds in additional Properties, as described in "Capital Resources."

         The decrease in rental and earned income during 2000 was partially offset by an increase of approximately $71,900, as a result of the fact that in January 2000, the Partnership entered into a new lease with a new tenant to operate the location as a Kinko's Copies. In connection therewith, the Partnership agreed to remove the old building so the tenant could construct a new building. As a result, the Partnership recorded a loss representing the undepreciated cost of the building as of December 31, 1999. In October 1998, Boston Chicken, Inc., the tenant of the Boston Market Property in Homewood, Alabama, filed for bankruptcy and rejected the lease relating to this Property and ceased making payments to the Partnership.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership also earned $51,376, $65,717, and $96,541, respectively, in contingent rental income. The decrease in contingent rental income during 2001 and 2000 each as compared to the previous year was primarily attributable to a decrease in gross sales relating to certain restaurant properties whose leases require the payment of contingent rent.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership also earned $32,588, $30,303, and $48,935, respectively, in interest and other income. The decrease in interest and other income during 2000 as compared to 1999, was primarily attributable to the fact that during 1999, the Partnership earned interest on the net sales proceeds relating to the sales of several Properties, pending the reinvestment of the net sales proceeds in additional Properties.

         During the year ended December 31, 2001, three lessees (or groups of affiliated tenants) of the Partnership and its consolidated joint venture, (i) Burger King Corporation and BK Acquisition, Inc. (which are affiliated entities under common control of Diageo, PLC) (hereinafter referred to as "Diageo, PLC"),
(ii) Golden Corral Corporation and (iii) Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control of Jack in the Box Inc.) (hereinafter referred to as "Jack in the Box Inc."), each contributed more than 10% of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from ten Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2001, Diageo, PLC was the lessee under leases relating to seven restaurants, Golden Corral Corporation was the lessee under leases relating to six restaurants and Jack in the Box Inc. was the lessee under leases relating to six restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees will continue to contribute more than 10% of the Partnership's total rental and earned income during 2002. In addition, during the year ended December 31, 2001, four Restaurant Chains, Golden Corral, Hardee's, Burger King, and Jack in the Box, each accounted for more than 10% of the Partnership's total rental and earned income (including rental and earned income from the Partnership's consolidated joint venture and the Partnership's share of rental and earned income from ten Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). In 2002, it is anticipated that these four Restaurant Chains will continue to account for more than 10% of the Partnership's total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense and provisions for write-down of assets were $1,113,032, $971,575, and $1,198,900, for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in operating expenses during 2001 as compared to 2000 was primarily attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. The increase in operating expenses during 2001 was also partially attributable to the Partnership recording a provision for write-down of assets related to two Properties, as described below. The increase in operating expenses during 2001 was partially offset by, and the decrease during 2000, as compared to 1999, was primarily due to, the fact that the Partnership incurred $38,333 and $195,746 during 2000 and 1999, respectively, in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated merger with APF, as described in "Termination of Merger." No such transaction costs were incurred during the year ended December 31, 2001.

         The decrease in operating expenses during 2000, as compared to 1999 was partially due to the fact that during 1999 the Partnership recorded legal expenses, real estate taxes, insurance and maintenance relating to the Properties in Lancaster, New York and Homewood, Alabama due to the fact that the tenants of these Properties filed for bankruptcy, and the Property in Ft. Pierce, Florida, due to the tenant vacating the Property. In January 2000, the Partnership re-leased the Property in Homewood, Alabama to a new tenant who is responsible for such expenses in the future, based on the terms of the lease agreement. The increase in operating expenses during 2001 was partially offset by the fact that in December 2000, the Partnership sold the Property in Lancaster, New York for which the Partnership had previously incurred such expenses. The Partnership expects to continue to incur such expenses relating to the remaining vacant Property in Ft. Pierce, Florida, until a replacement tenant or purchaser is located. The Partnership is currently seeking either a replacement tenant or purchaser for this Property.

         In January 2000, the Partnership entered into a new lease with a new tenant for the Property in Homewood, Alabama. In connection therewith, the Partnership agreed to remove the old building from the Property so the new tenant can construct a new building. Therefore, at December 31, 1999, the Partnership recorded a provision for write-down of assets of $357,760, representing the undepreciated cost of the old building. During the year ended December 31, 2000, the building was demolished and the total undepreciated cost of the building of $629,785, for which the Partnership had recorded provisions in prior years, was removed. No gain or loss on demolition relating to the building was recorded in 2000. During the years ended December 31, 2001 and 2000, the Partnership recorded a provision for write-down of assets in the amount of $306,659 and $287,275, respectively, relating to the Property in Ft. Pierce, Florida due to the fact that the tenant vacated the Property and ceased making rental payments to the Partnership. The provision represented the difference between the carrying value of the Property at December 31, 2001 and 2000, and the General Partners' estimated net realizable value of the Property for each year. In addition, during the year ended December 31, 2001, the Partnership established a provision for write-down of assets in the amount of $84,527 related to the Property in North Richland Hills, Texas. The provision represented the difference between the carrying value of the Property at December 31, 2001 and the anticipated sales price for the Property.

         As a result of the sale of the Property in Lancaster, New York, the Partnership recorded a gain of $50,755 during the year ended December 31, 2000. As a result of the sale of the Properties in Amherst, New York and Fort Myers Beach, Florida, the Partnership recorded a gain of $74,640 and a loss of $42,141, respectively, during the year ended December 31, 1999. For additional information on the sales of these Properties, see "Capital Resources."

         For the year ended December 31, 2001, the Partnership recorded a loss of $88,921, and for the years ended December 31, 2000 and 1999, the Partnership earned $449,576 and $380,616, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by these joint ventures during 2001, as compared to 2000, was due to the fact that the tenant of the Property owned by Ocean Shores Joint Venture, in which the Partnership owns a 69.06% interest, experienced financial difficulties, ceased operations and vacated the Property. As a result, during 2001 the joint venture established an allowance for doubtful accounts of approximately $91,300 for past due rental amounts in accordance with the joint venture's policy. No such allowance was established during the years ended December 31, 2000 and 1999. The joint venture will continue to pursue collection of past due amounts. The joint venture will not record rental income relating to this Property until it locates a new tenant or purchaser for this Property. The joint venture is beginning the process of seeking a new tenant or purchaser for this Property. In addition, during 2001, the joint venture established a provision for write-down of assets in the amount of $781,749. The provision represented the difference between the carrying value of the Property and the joint venture partners' estimated net realizable value for the Property. No such provision was recorded during the years ended December 31, 2000 and 1999.

         The decrease in net income earned from joint ventures during 2001 was partially offset by the fact that in April 2001, the Partnership used a portion of the net sales proceeds received from the 2000 sale of its Property in Lancaster, New York to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd. to purchase and hold one restaurant Property. Each of the CNL Income Funds is a Florida limited partnership pursuant to the laws of the state of Florida, and an affiliate of the general partners. In addition, the decrease in net income during 2001 was partially offset by the fact that in August 2001, Peoria Joint Venture, in which the Partnership owned a 52% interest, sold its Property to a third party for $1,786,900 resulting in a gain of approximately $136,700. The Partnership dissolved the joint venture in accordance with the joint venture agreement and did not record a gain or loss on the dissolution. The Partnership received $899,500 representing its pro rata share of the liquidation proceeds from the joint venture, as described in "Capital Resources." The increase in net income earned by unconsolidated joint ventures during 2000 as compared to the 1999, was primarily attributable to the fact that the Partnership invested in Ocean Shores Joint Venture in January 1999 and Peoria Joint Venture in December 1999, as described above in "Capital Resources."

         The restaurant industry, as a whole, has been one of the many industries affected by the general slowdown in the economy. The General Partners remain confident in the overall performance of the fast-food and family style restaurants, the concepts that comprise the majority of the Partnership's portfolio. Industry data shows that these restaurant concepts continue to outperform and remain more stable than higher-end restaurants, which have been more adversely affected by the slowing economy.

         The Partnership's leases as of December 31, 2001, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combination" (FAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived assets exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the Partnership's recording of impairment losses as this Statement retain the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of."

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


Item 8.  Financial Statements and Supplementary Data

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS






                                                                           Page

Report of Independent Certified Public Accountants                          19

Financial Statements:

     Balance Sheets                                                         20

     Statements of Income                                                   21

     Statements of Partners' Capital                                        22

     Statements of Cash Flows                                            23-24

     Notes to Financial Statements                                       25-42






               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund X, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund X, Ltd. (a Florida limited partnership) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Orlando, Florida
February 8, 2002

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                         December 31,
                                                                              2001                         2000
                                                                       -------------------          --------------------
                         ASSETS

Land and buildings on operating leases, net                                  $ 14,458,854                  $ 15,078,329
Net investment in direct financing leases                                       8,911,232                     9,164,968
Investment in joint ventures                                                    3,664,241                     4,929,505
Cash and cash equivalents                                                       1,565,888                     1,361,652
Receivables, less allowance for doubtful accounts of
     $24,814 and $284,513, respectively
                                                                                   29,930                        48,978
Due from related party                                                                360                        13,063
Accrued rental income, less allowance for
     doubtful accounts of $4,841 and $3,388,
     respectively                                                               1,369,931                     1,431,637
Other assets                                                                       87,209                        96,051
                                                                       -------------------          --------------------

                                                                             $ 30,087,645                  $ 32,124,183
                                                                       ===================          ====================

            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                               $   11,105                    $   35,472
Escrowed real estate taxes payable                                                  8,256                        10,114
Distributions payable                                                             900,001                       900,001
Due to related parties                                                              5,539                       147,099
Rents paid in advance                                                              77,760                        71,418
Deferred rental income                                                                 --                         7,903
                                                                       -------------------          --------------------
         Total liabilities                                                      1,002,661                     1,172,007

Minority interest                                                                  64,256                        64,098

Commitment (Note 11)

Partners' capital                                                              29,020,728                    30,888,078
                                                                       -------------------          --------------------

                                                                             $ 30,087,645                  $ 32,124,183
                                                                       ===================          ====================
                See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                  Year Ended December 31,
                                                                        2001               2000                1999
                                                                  -----------------   ----------------   -----------------

Revenues:
     Rental income from operating leases                             $  1,893,271       $  1,868,756        $  1,771,827
     Earned income from direct financing leases                           966,067            980,809           1,146,348
     Contingent rental income                                              51,376             65,717              96,541
     Interest and other income                                             32,588             30,303              48,935
                                                                  -----------------   ----------------   -----------------
                                                                        2,943,302          2,945,585           3,063,651
                                                                  -----------------   ----------------   -----------------
Expenses:
     General operating and administrative                                 308,138            206,381             182,554
     Professional services                                                 63,711             44,002              64,806
     Real estate taxes                                                     10,760             54,513              39,219
     State and other taxes                                                 36,829             22,580              15,457
     Depreciation and amortization                                        302,408            318,491             325,062
     Provision for write-down of assets                                   391,186            287,275             376,056
     Transaction costs                                                         --             38,333             195,746
                                                                  -----------------   ----------------   -----------------
                                                                        1,113,032            971,575           1,198,900
                                                                  -----------------   ----------------   -----------------
Income Before Gain on Sale of Assets Minority Interest in
     Income of Consolidated Joint Venture and Equity in
     Earnings (Loss) of Unconsolidated Joint Ventures                   1,830,270          1,974,010           1,864,751

Gain on Sale of Assets                                                         --             50,755              32,499

Minority Interest in Income of Consolidated
     Joint Venture                                                         (8,695  )          (8,553  )           (8,465  )

Equity in Earnings (Loss) of Unconsolidated Joint Ventures                (88,921  )         449,576             380,616
                                                                  -----------------   ----------------   -----------------

Net Income                                                           $  1,732,654       $  2,465,788        $  2,269,401
                                                                  =================   ================   =================

Allocation of Net Income
     General partners                                                    $     --           $     --          $   23,210
     Limited partners                                                   1,732,654          2,465,788           2,246,191
                                                                  -----------------   ----------------   -----------------
                                                                     $  1,732,654       $  2,465,788          $2,269,401
                                                                  =================   ================   =================

Net Income Per Limited Partner Unit                                    $     0.43         $     0.62         $      0.56
                                                                  =================   ================   =================

Weighted Average Number of  Limited Partner Units
     Outstanding                                                        4,000,000          4,000,000           4,000,000
                                                                  =================   ================   =================

                                            See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2001, 2000 and 1999

                                         General Partners                                           Limited Partners
                               -------------------------------------   ---------------------------------------------------------
                                                     Accumulated                                               Accumulated
                                 Contributions         Earnings         Contributions      Distributions        Earnings
                               ------------------  -----------------   -----------------  ----------------- ------------------ -

Balance, December 31, 1998           $     1,000       $    228,725       $  40,000,000     $ (24,643,143 )     $  22,556,315

    Distributions to limited
      partners ($0.90 per
      limited partner unit)                   --                 --                  --        (3,600,004 )                --
    Net income                                --             23,210                  --                --           2,246,191
                               ------------------  -----------------   -----------------  ----------------- ------------------ -

Balance, December 31, 1999                 1,000            251,935          40,000,000       (28,243,147 )        24,802,506

    Distributions to limited
      partners ($0.90 per
      limited partner unit)                   --                 --                  --        (3,600,004 )                --
    Net income                                --                 --                  --                --           2,465,788
                               ------------------  -----------------   -----------------  ----------------- ------------------ -

Balance, December 31, 2000                 1,000            251,935          40,000,000       (31,843,151 )        27,268,294

    Distributions to limited
      partners ($0.90 per
      limited partner unit)                   --                 --                  --        (3,600,004 )                --
    Net income                                --                 --                  --                --           1,732,654
                               ------------------  -----------------   -----------------  ----------------- ------------------ -

Balance, December 31, 2001           $     1,000       $    251,935       $  40,000,000     $ (35,443,155 )     $  29,000,948
                               ==================  =================   =================  ================= ================== =
                See accompanying notes to financial statements.

-----------------------------------
 Syndication
    Costs             Total
---------------  ------------------

  $ (4,790,000)      $ 33,352,897



            --         (3,600,004 )
            --          2,269,401
---------------  ------------------

    (4,790,000)        32,022,294



            --         (3,600,004 )
            --          2,465,788
---------------  ------------------

    (4,790,000)        30,888,078



            --         (3,600,004 )
            --          1,732,654
---------------  ------------------

  $ (4,790,000)      $ 29,020,728
===============  ==================



See accompanying notes to financial statements.



                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                               Year Ended December 31,
                                                                      2001               2000               1999
                                                                 ----------------   ----------------   ---------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                  $ 3,182,685        $ 3,130,836    $    3,049,409
         Distributions from unconsolidated
             joint venture                                               488,092            509,280           440,831
         Cash paid for expenses                                         (564,409)          (365,756)         (355,273)
         Interest received                                                21,482             24,306            47,915
                                                                 ----------------   ----------------   ---------------
             Net cash provided by operating activities                 3,127,850          3,298,666         3,182,882
                                                                 ----------------   ----------------   ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of assets                                         --            749,675         2,081,725
         Additions to land and buildings on operating
             leases                                                           --                 --        (1,257,217)
         Liquidating distribution from joint venture                     899,452                 --                --
         Investment in joint ventures                                   (211,201)                --        (1,628,095)
         Decrease in restricted cash                                          --                 --           359,990
         Payment of lease costs                                           (3,324)           (44,273)               --
                                                                 ----------------   ----------------   ---------------
             Net cash provided by (used in)
                Investing activities                                     684,927            705,402          (443,597)
                                                                 ----------------   ----------------   ---------------

      Cash Flows from Financing Activities:
         Proceeds from loan from corporate general
             partners                                                         --            125,000                --
         Repayment of loan from corporate general
             partners                                                         --           (125,000)               --
         Distributions to limited partners                            (3,600,004)        (3,600,004)       (3,600,004)
         Distributions to holder of minority interest                     (8,537)            (9,506)           (8,159)
                                                                 ----------------   ----------------   ---------------
             Net cash used in financing activities                    (3,608,541)        (3,609,510)       (3,608,163)
                                                                 ----------------   ----------------   ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                     204,236            394,558          (868,878)

Cash and Cash Equivalents at Beginning of Year                         1,361,652            967,094         1,835,972
                                                                 ----------------   ----------------   ---------------

Cash and Cash Equivalents at End of Year                             $ 1,565,888        $ 1,361,652        $  967,094
                                                                 ================   ================   ===============

                See accompanying notes to financial statements.



                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                        2001              2000               1999
                                                                   ---------------   ----------------   ----------------

 Reconciliation of Net Income to Net Cash Provided by
     Operating Activities:

     Net income                                                       $ 1,732,654        $ 2,465,788        $ 2,269,401
                                                                   ---------------   ----------------   ----------------
     Adjustments to reconcile net income to net cash provided
        by operating activities:
           Depreciation                                                   297,383            317,491            325,062
           Amortization                                                     5,025              1,000                 --
           Minority interest in income of consolidated joint
              venture                                                       8,695              8,553              8,465
           Equity in earnings of unconsolidated joint
              ventures, net of distributions                              577,013             59,704             60,215
           Gain on sale of assets                                              --            (50,755)           (32,499)
           Provision for write-down of assets                             391,186            289,453            377,266
           Decrease (increase) in receivables                              19,048             51,974            (18,439)
           Decrease (increase) in due from related party                   12,703             (3,635)                --
           Decrease in net investment in direct financing                 253,736            226,323            209,710
              leases
           Increase in accrued rental income                               (7,388)           (80,655)           (99,597)
           Decrease (increase) in other assets                              7,141              2,189            (14,254)
           Increase (decrease) in accounts payable and
              escrowed real estate taxes payable                          (26,225)           (74,006)            99,203
           Increase (decrease) in due to related parties                 (141,560)            77,555             30,129
           Increase (decrease) in rents paid in advance and
              deposits                                                      6,342              7,687            (31,780)
           Decrease in deferred rental income                              (7,903)                --                 --
                                                                   ---------------   ----------------   ----------------
                  Total adjustments                                     1,395,196            832,878            913,481
                                                                   ---------------   ----------------   ----------------

 Net Cash Provided by Operating Activities                            $ 3,127,850        $ 3,298,666        $ 3,182,882
                                                                   ===============   ================   ================

 Supplemental Schedule of Non-Cash Financing Activities:

           Distributions declared and unpaid at December 31            $  900,001         $  900,001         $  900,001
                                                                   ===============   ================   ================

                See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


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

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50% shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. In contrast, deferred rental income represents the aggregate amount of scheduled rental payments to date (including rental payments due during construction and prior to the property being placed in service) in excess of income recognized on a straight-line basis over the lease term commencing on the date the property is placed in service. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.

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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:

         Investment in Joint Ventures - The Partnership accounts for its 88.26% interest in Allegan Real Estate Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         The Partnership's investments in CNL Restaurant Investments III, Williston Real Estate Joint Venture, Ashland Joint Venture, Ocean Shores Joint Venture and CNL VIII, X, XII Kokomo Joint Venture, and the properties in Clinton, North Carolina, and Miami, Florida, for which each property is held as tenants-in-common with affiliates, are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Lease Costs - Other assets include brokerage fees and lease incentive costs incurred in negotiating new leases for the Partnership's properties which are amortized over the terms of the new leases using the straight-line method.

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment. See "Income Taxes" footnote for a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes.

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on partners' capital or net income.

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

         Statement  of  Financial  Accounting  Standard  No. 141 ("FAS 141") and
         Statement of Financial Accounting Standard No. 142 ("FAS 142") - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS
         141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:

         Statement of Financial Accounting Standard No. 144 - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:


                                                              2001                 2000
                                                       -------------------   ------------------
                   Land                                      $  8,190,740          $ 8,345,548
                   Building                                     8,456,224            8,623,508
                                                       -------------------   ------------------
                                                               16,646,964           16,969,056

                   Less accumulated depreciation              (2,188,110)           (1,890,727 )
                                                       -------------------   ------------------

                                                             $ 14,458,854         $ 15,078,329
                                                       ===================   ==================

         In January 2000, the Partnership entered into a new lease with a new tenant for the Property in Homewood, Alabama. In connection therewith, the Partnership agreed to remove the old building from the property so the new tenant could construct a new building. Therefore, at December 31, 1999, the Partnership recorded an impairment for $357,760, representing the undepreciated cost of the old building. As of December 31, 2000, the building was demolished and the total undepreciated cost of the old building was removed from the accounts. Because the Partnership had recorded provisions in prior years, no loss on demolition of the building was recognized in 2000.

         In December 2000, the Partnership sold its property in Lancaster, New York and received net sales proceeds of $749,675 resulting in a total gain of $50,755. During the year ended December 31, 2000, the Partnership recorded a provision for write-down of assets in the amount of $287,275, relating to the property in Ft. Pierce, Florida. The tenant of this property vacated the property and discontinued payment of rents to the Partnership. Due to the fact that the Partnership had not been able to successfully re-lease this property, the Partnership increased the allowance by $306,659 during 2001. The provision represented the difference between the carrying value of the property at December 31, 2001 and general partners' the estimated net realizable value of the property.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases:

         In September 2001, the Partnership entered into an agreement with a third party to sell its property in North Richland Hills, Texas. The Partnership established a provision for write-down of assets in the amount of $84,527 (see Note 11). The provision represented the difference between the carrying value of the property at December 31, 2001 and the anticipated sales price for the property.

         The following is a schedule of the future minimum lease payments to be received on non-cancellable operating leases at December 31, 2001:

                     2002                                     $1,946,843
                     2003                                      1,955,623
                     2004                                      2,011,708
                     2005                                      2,025,557
                     2006                                      1,991,597
                     Thereafter                                6,786,358
                                                         ----------------

                                                             $16,717,686
                                                         ================

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                    2001                2000
                                                              -----------------    ----------------
                 Minimum lease payments receivable                 $12,503,573        $ 13,727,040
                 Estimated residual values                           3,229,175           3,229,175
                 Less unearned income                               (6,821,516 )        (7,791,247 )
                                                              -----------------    ----------------

                 Net investment in direct financing leases         $ 8,911,232         $ 9,164,968
                                                              =================    ================

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 2001:

                      2002                                     $1,253,453
                      2003                                      1,264,963
                      2004                                      1,275,746
                      2005                                      1,277,081
                      2006                                      1,277,402
                      Thereafter                                6,154,928
                                                          ----------------

                                                              $12,503,573
                                                          ================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:

         The Partnership has a 50%, a 10.51%, a 40.95%,  a 13%, a 69.06%,  and a
         6.69% interest in the profits and losses of CNL Restaurant Investments III, Ashland Joint Venture, Williston Real Estate Joint Venture, Ocean Shores Joint Venture, and a property in Clinton, North Carolina, and a property in Miami, Florida, held as tenants-in-common with affiliates of the general partners. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:

         In November 1999, the Partnership entered into a joint venture arrangement, Peoria Joint Venture, with CNL Income Fund II, Ltd., an affiliate of the general partners, to own and lease one restaurant property. The Partnership had contributed approximately $825,700 to the joint venture. In August 2001, Peoria Joint Venture, in which the Partnership owned a 52% interest, sold its property to a third party for approximately $1,786,900 resulting in a gain of approximately $136,700. The Partnership and the joint venture partner dissolved the joint venture in accordance with the joint venture agreement and did not recognize a gain or loss on the dissolution. As a result, the Partnership received approximately $899,500 representing its pro rata share of the liquidation proceeds received from the joint venture.

         In April 2001, the Partnership used a portion of the sales proceeds from the 2000 sale of its property in Lancaster, New York to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd. to purchase and hold one restaurant property. Each of the CNL Income Funds is an affiliate of the general partners and a Florida limited partnership pursuant to the laws of the state of Florida. The joint venture acquired this property from CNL BB Corp., an affiliate of the general partners (see Note 8). As of December 31, 2001, the Partnership had contributed approximately $211,200 and owned a 10% interest in the profits and losses of the joint venture.

         During the year ended December 2001, Ocean Shores Joint Venture recorded a provision for write-down of assets in the amount of $738,349, relating to its Burger King property in Ocean Shores, Washington, due to the fact that the tenant vacated the property and ceased payment of rents under the terms of its lease agreement. The provision represented the difference between the carrying value of the property at December 31, 2001 and the joint venture partners' estimated net realizable value for the property.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:

         CNL Restaurant Investments III owns and leases six properties to an operator of national fast-food restaurants. Ashland Joint Venture, Williston Real Estate Joint Venture, Ocean Shores Joint Venture, CNL VIII, X, XII Kokomo Joint Venture and the Partnership and affiliates as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                               2001                    2000
                                                           --------------     -------------------
                Land and buildings on operating
                    leases, net                             $ 11,106,444             $ 9,693,530
                Net investment in direct financing
                    leases                                       640,381               2,546,467
                Cash                                              31,907                  57,379
                Receivables, less allowance for
                    doubtful accounts                             74,611                   3,100
                Accrued rental income                             79,333                 120,282
                Other assets                                      24,639                  33,863
                Liabilities                                        7,593                   7,375
                Partners' capital                             11,949,722              12,447,246
                Revenues                                       1,346,578               1,404,081
                Provision for write-down of assets               781,749                      --
                Gain on sale of assets                           136,665                      --
                Net income                                       284,208               1,126,840

         The Partnership recognized a loss of $88,921 and income totaling $449,576 and $380,616 for the years ended December 31, 2001, 2000, and 1999, respectively, from these joint ventures.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


6.       Allocations and Distributions:

         From inception through December 31, 1999, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99% to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, 10%, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions.

         The  general   partners  then  received,   to  the  extent   previously
         subordinated   and  unpaid,   a  one  percent  interest  in  all  prior
         distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95% to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95% to the limited partners and 5% to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95% to the limited partners and 5% to the general partners.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


6.       Allocations and Distributions - Continued:

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

         During the years ended December 31, 2001, 2000 and 1999, the Partnership declared distributions to the limited partners of $3,600,004. No distributions have been made to the general partners to date.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


7.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                           2001            2000            1999
                                                                       --------------  --------------  --------------
             Net income for financial reporting purposes                 $ 1,732,654     $ 2,465,788     $ 2,269,401

             Depreciation for tax reporting purposes in excess
                 of depreciation for financial reporting
                  purposes                                                  (159,214)       (159,851)       (171,877)

             Direct financing leases recorded as operating
                 leases for tax reporting purposes                           253,735         226,323         209,517

             Equity in earnings of unconsolidated joint
                ventures for tax reporting purposes in excess of
                 (less than)equity in earnings of unconsolidated
                 equity in earnings of unconsolidated joint
                 ventures for financial reporting purposes                   635,668         (47,498)         20,342

             Gain on sale of assets for financial reporting
                 purposes (less than) in excess of gain for
                 tax reporting purposes                                           --        (308,959)        138,449

             Provision for write-down of assets                              391,186         287,275         376,056

             Allowance for doubtful accounts                                (259,699)        161,599        (113,896)

             Accrued rental income                                           (32,350)        (78,478)        (98,387)

             Deferred rental income                                          (1,645)              --              --

             Rents paid in advance                                            25,046           7,687         (31,780)

             Minority interest in timing differences of
                 consolidated joint venture                                    1,089           1,108           1,846

             Capitalization (Deduction) of transaction costs
             for tax reporting purposes                                           --        (219,525)        195,746

             Other                                                                --           9,432              --
                                                                       --------------  --------------  --------------

             Net income for federal income tax purposes                  $ 2,586,470     $ 2,344,901     $ 2,795,417
                                                                       ==============  ==============  ==============

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP (the "Advisor") is a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF"). CNL Fund Advisors, Inc., a majority owned subsidiary of CNL Financial Group, Inc. until it merged with and into APF effective September 1, 1999, served as the Partnership's advisor until it assigned its rights and obligations under a management agreement with the Partnership to the Advisor effective July 1, 2000. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2001, 2000, and 1999.

         The Advisor is are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or 3% of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. In addition, the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Related Party Transactions - Continued:

         During 2001, the Partnership, CNL Income Fund VIII, Ltd., and CNL Income Fund XII, Ltd. invested in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture to acquire a Golden Corral property from CNL BB Corp., an affiliate of the general partners for a purchase price of $2,112,011 (see Note 5). CNL Income Fund VIII, Ltd., and CNL Income Fund XII, Ltd. are each Florida limited partnerships and affiliates of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the joint venture. The purchase price paid by the joint venture represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

         During  the  years  ended  December  31,  2001,  2000,  and  1999,  the
         Partnership's advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger. The Partnership incurred $204,843, $100,929, and $129,209, for the years ended December 31, 2001, 2000, and 1999, respectively, for such services.

         The amounts due to related parties at December 31, 2001 and 2000, totaled $5,539 and $147,099, respectively.

9.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than 10% of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                              2001               2000                1999
                                                         ---------------    ---------------     ---------------
          Golden Corral Corporation                            $702,567          $ 707,882           $ 686,144
          Jack in the Box Inc. (and Jack in
              the Box Eastern Division, L.P.
              in 2001)                                          506,446            517,974             514,747
          Burger King Corporation                               339,808                N/A                 N/A

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


9.       Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than 10% of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                          2001                 2000                1999
                                                     ----------------     ----------------    ---------------
              Burger King                                  $ 741,334            $ 791,749          $ 797,192
              Golden Corral Family
                  Steakhouse Restaurant                      702,567              707,882            686,144
              Jack in the Box                                506,446              517,974            514,747
              Hardee's                                       384,914              390,528            395,902
              Shoney's                                           N/A                  N/A            398,103

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant and the chains did not represent more than 10% of the Partnership's total rental and earned income.

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


10.      Selected Quarterly Financial Data:

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000:

              2001 Quarter              First            Second             Third            Fourth             Year
          ----------------------   ----------------   --------------    ---------------   -------------    ---------------
          Revenues (1)(2)               $  847,014        $ 821,561         $  342,894       $ 834,217        $ 2,845,686
          Net income (loss)                588,085          650,628           (181,424 )       675,365          1,732,654
          Net income (loss)
              per limited
              partner unit                    0.15             0.16              (0.05 )          0.17               0.43

            2000 Quarter                First            Second             Third            Fourth             Year
          ----------------------   ----------------   --------------    ---------------   -------------    ---------------

          Revenues (1)(2)               $  806,164        $ 840,735         $  873,727       $ 868,160        $ 3,388,786
          Net Income                       271,897          642,974            718,302         832,615          2,465,788
          Net income per
              limited partner
              unit                            0.07             0.16               0.18            0.21               0.62

(1) Revenues include equity in earning of unconsolidated joint ventures and minority interest in income of the consolidated joint venture.

(2)      Revenues  have been  adjusted to  reclassify  any  reversals of accrued
         rental  income  to   provisions   for   write-down   of  assets.   This
         reclassification had no effect on total net income.

11.      Commitment:

         In September 2001, the Partnership entered into an agreement with an unrelated third party to sell the property in North Richland Hills, Texas. During the year ended December 31, 2001, the Partnership established a provision for write-down of assets related to the anticipated sale of this property (see Note 3).

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


12.      Subsequent Event:

         In January 2002, the Partnership reinvested a portion of the liquidation proceeds from the 2001 liquidation of Peoria Joint Venture in a property in Austin, Texas, as tenants-in-common, with CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the general partners. The Partnership entered into a long-term, triple-net lease with terms substantially the same as its other leases.
                         CNL OCEAN SHORES JOINT VENTURE
                         (A Florida Limited Partnership)

                                    CONTENTS






                                                                        Page

Report of Independent Certified Public Accountants                        1

Financial Statements:

     Balance Sheets                                                       2

     Statements of Income                                                 3

     Statements of Partners' Capital                                      4

     Statements of Cash Flows                                           5-6

     Notes to Financial Statements                                     7-10

               Report of Independent Certified Public Accountants



To the Partners
CNL Ocean Shores Joint Venture


In our opinion, the accompanying balance sheet and the related statements of operations, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Ocean Shores Joint Venture (a Florida limited partnership) at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Orlando, Florida
February 8, 2002

                         CNL OCEAN SHORES JOINT VENTURE
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                         December 31,
                                                                                2001                     2000
                                                                          ------------------       ------------------
                                                                                                       (unaudited)
                             ASSETS
    Land and building, net                                                       $  387,104               $  351,015
    Net investment in direct financing lease                                             --                  792,921
    Cash                                                                                596                    9,509
    Receivables, less allowance for doubtful
         accounts of $91,258 in 2001                                                     --                    1,001
    Accrued rental income                                                                --                   34,455
    Other assets                                                                        284                      247
                                                                          ------------------       ------------------

                                                                                 $  387,984              $ 1,189,148
                                                                          ==================       ==================

               LIABILITIES AND PARTNERS' CAPITAL

    Partners' capital                                                               387,984                1,189,148
                                                                          ------------------       ------------------

                                                                                 $  387,984              $ 1,189,148
                                                                          ==================       ==================


                See accompanying notes to financial statements.




                         CNL OCEAN SHORES JOINT VENTURE
                         (A Florida Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                                                    January 29, 1999
                                                                                                        (Date of
                                                                                                       Inception)
                                                                                                    through December
                                                                      Year Ended December 31,              31,
                                                                      2001               2000              1999
                                                                 ----------------   ---------------   ----------------
                                                                                     (unaudited)        (unaudited)
 Revenues:
      Rental income from operating leases                             $   33,503         $  40,887          $  37,496
      Earned income from direct financing leases                              --            79,393             74,486
      Interest and other income                                               --               535                 --
                                                                 ----------------   ---------------   ----------------
                                                                          33,503           120,815            111,982
                                                                 ----------------   ---------------   ----------------
 Expenses:
      General operating and administrative                                 1,695             1,508              1,511
      Provision for doubtful accounts                                        931                --                 --
      Professional services                                                  624               398                 --
      Depreciation and amortization                                       15,122                --                 --
      Provision for write-down of assets                                 781,741                --                 --
                                                                 ----------------   ---------------   ----------------
                                                                         800,113             1,906              1,511
                                                                 ----------------   ---------------   ----------------

 Net (Loss) Income                                                    $ (766,610  )     $  118,909         $  110,471
                                                                 ================   ===============   ================

 Allocation of Net (Loss)Income
      CNL Income Fund X, Ltd.                                         $ (529,421  )      $  82,119          $  76,291
      CNL Income Fund XVII, Ltd.                                        (237,189  )         36,790             34,180
                                                                 ----------------   ---------------   ----------------

                                                                      $ (766,610  )     $  118,909         $  110,471
                                                                 ================   ===============   ================


                See accompanying notes to financial statements.




                         CNL OCEAN SHORES JOINT VENTURE
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

   Years Ended December 31, 2001, 2000, and the Period January 29, 1999 (Date
                     of Inception) through December 31, 1999

                                                 CNL Income Fund X, Ltd.                                  CNL Income Fund XVII, Ltd.
                                  --------------------------------------------------------    -------------------------------------
                                                                            Accumulated
                                      Contributions     Distributions         Earnings         Contributions      Distributions
                                    ------------------  ---------------   -----------------   ----------------   -----------------

Balance, January 29, 1999
(Date of Inception)                         $      --         $     --            $     --           $     --            $     --

    Contributions from joint
       venture partners                       802,432               --                  --            359,485                  --
    Distributions to joint venture
       partners                                    --          (70,190 )                --                 --             (31,447 )
    Net income                                     --               --              76,291                 --                  --
                                    ------------------  ---------------   -----------------   ----------------   -----------------

Balance, December 31, 1999
    (unaudited)                               802,432          (70,190 )            76,291            359,485             (31,447 )

    Contributions from joint
       venture partners                           (12 )             --                  --                 12                  --
    Distributions to joint venture                 --          (69,414 )                --                 --             (31,098 )
    Net income                                     --               --              82,119                 --                  --
                                    ------------------  ---------------   -----------------   ----------------   -----------------

Balance, December 31, 2000
    (unaudited)                               802,420         (139,604 )           158,410            359,497             (62,545 )

    Distributions to joint venture                 --          (23,863 )                --                 --             (10,691 )
    Net loss                                       --               --            (529,421 )               --                  --
                                    ------------------  ---------------   -----------------   ----------------   -----------------

Balance, December 31, 2001               $    802,420     $   (163,467 )      $   (371,011 )      $   359,497         $   (73,236 )
                                    ==================  ===============   =================   ================   =================

                See accompanying notes to financial statements.


---------------
   Accumulated
    Earnings           Total
  --------------   --------------


        $    --           $   --


             --        1,161,917

             --         (101,637 )
         34,180          110,471
  --------------   --------------


         34,180        1,170,751


             --               --
             --         (100,512 )
         36,790          118,909
  --------------   --------------


         70,970        1,189,148

             --          (34,554 )
       (237,189 )       (766,610 )
  --------------   --------------

    $  (166,219 )      $ 387,984
  ==============   ==============



                See accompanying notes to financial statements.



                         CNL OCEAN SHORES JOINT VENTURE
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                                        January 29, 1999
                                                                                                            (Date of
                                                                                                           Inception)
                                                                                                        through December
                                                                         Years Ended December 31,             31,
                                                                         2001               2000                1999
                                                                    ---------------    ---------------     ---------------
                                                                                        (unaudited)         (unaudited)
Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                      $  27,997          $ 111,703           $ 103,619
         Cash paid for expenses                                             (2,356 )           (1,992 )            (1,672 )
                                                                    ---------------    ---------------     ---------------
             Net cash provided by operating activities                      25,641            109,711             101,947
                                                                    ---------------    ---------------     ---------------

      Cash Flows from Investing Activities:
             Additions to land and buildings on
                operating leases                                                --                 --            (351,015 )
             Investment in direct financing lease                               --                 --            (810,902 )
                                                                    ---------------    ---------------     ---------------

             Net cash used in investing activities                              --                 --          (1,161,917 )
                                                                    ---------------    ---------------     ---------------

      Cash Flows from Financing Activities:
         Contribution from CNL Income Fund X,
Ltd.                                                                            --                 --             802,432
         Contributions from CNL Income Fund
             XVII, Ltd.                                                         --                 --             359,485
         Distributions to CNL Income Fund X, Ltd.                          (23,863 )          (69,414 )           (70,190 )
         Distributions to CNL Income Fund XVII,
             Ltd.                                                          (10,691 )          (31,098 )           (31,447 )
                                                                    ---------------    ---------------     ---------------

             Net cash used in financing activities                         (34,554 )         (100,512 )         1,060,280
                                                                    ---------------    ---------------     ---------------

Net Increase (Decrease) in Cash                                             (8,913 )            9,199                 310

Cash at Beginning of Year                                                    9,509                310                  --
                                                                    ---------------    ---------------     ---------------

Cash at End of Year                                                       $    596          $   9,509            $    310
                                                                    ===============    ===============     ===============


                See accompanying notes to financial statements.


                         CNL OCEAN SHORES JOINT VENTURE
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                                   January 29, 1999
                                                                                                       (Date of
                                                                                                      Inception)
                                                                                                   through December
                                                                     Years Ended December 31,            31,
                                                                      2001               2000              1999
                                                                 ---------------    ---------------    --------------
                                                                                     (unaudited)        (unaudited)

Reconciliation of Net Income to Net Cash
    Provided by Operating Activities:

      Net (Loss) Income                                               $(766,610 )        $ 118,909         $ 110,471
                                                                 ---------------    ---------------    --------------
      Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation                                                15,122                 --                --
             Decrease in net investment in
                direct financing leases                                   3,361              9,763             8,218
             Provision for write-down of assets                         781,741                 --                --
             Decrease (increase) in receivables                              70             (1,001 )              --
             Provision for doubtful accounts                                931                 --                --
             Increase in accrued rental income                           (8,937 )          (17,874 )         (16,581 )
             Decrease (increase) in other assets                            (37 )               52              (299 )
             (Increase) decrease in accounts
                payable                                                      --               (138 )             138
                                                                 ---------------    ---------------    --------------
                  Total adjustments                                     792,251             (9,198 )          (8,524 )
                                                                 ---------------    ---------------    --------------

Net Cash Provided by Operating Activities                              $ 25,641          $ 109,711         $ 101,947
                                                                 ===============    ===============    ==============


                See accompanying notes to financial statements.

                         CNL OCEAN SHORES JOINT VENTURE
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies:
         -------------------------------

         Organization and Nature of Business - CNL Ocean Shores Joint Venture (the "Joint Venture") is a Florida limited partnership that was organized for the purpose of acquiring a real property located in Ocean Shores, Washington to be leased primarily to an operator of a national or regional fast-food and family-style restaurant chain. The partners of the joint venture are CNL Income Fund X, Ltd. and CNL Income Fund XVII, Ltd. (the "Co-Venturers"), which are limited partnerships organized pursuant to the laws of the state of Florida. CNL Income Fund X, Ltd. holds a 69.06% interest in the Joint Venture and CNL Income Fund XVII, Ltd. holds a 30.94% interest. The Joint Venture has an initial term of twenty years unless terminated at the option of either Co-Venturer after an event of dissolution. Events of dissolution include bankruptcy, insolvency or termination of any co-venturer, sale of the property and mutual agreement of the Co-Venturers to dissolve the joint venture. During the year ended December 2001, the tenant vacated the property and ceased payment of rents under the terms of its lease agreement. The general partners are currently seeking a replacement tenant or purchaser for this property.

         The joint venture arrangement provides for the Co-Venturers to share in all costs and benefits in proportion to each partners' percentage interest. The Co-Venturers share management control equally. The joint venture agreement restricts each Co-Venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the Co-Venturers, may agree or, in the event the Co-Venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest. In a dissolution, liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, are distributed first to the Co-Venturers with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter, in proportion to each Co-Venturer's percentage interest in the joint venture.

         The Co-Venturers' general partners are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50% shareholders of the Corporate General Partner. The general partners of the Co-Venturers have responsibility for managing the day-to-day operations of the joint venture.

                         CNL OCEAN SHORES JOINT VENTURE
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Real Estate and Lease Accounting - The Joint Venture recorded the acquisition of the land and building at cost, including acquisition and closing costs. The land and building was leased to an unrelated third party on a triple-net basis, whereby the tenant was responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The lease was accounted for using the direct financing method for the building portion and the operating method for the land portion. Such methods are described below:

                  Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the joint venture's net investment in the leases.

                  Operating method - The leases accounted for using the operating method are recorded at cost and revenue is recognized as rentals are earned. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease or events or changes in circumstances indicate that the tenant will not lease the property through the end of the lease term, the joint venture records a charge to reduce the carrying value to its current value.

         During 2001, the tenant of this property experienced financial difficulties, vacated the property and ceased payment of rents under the terms of the lease agreement. As a result, during 2001, the Joint Venture reclassified the building portion of the property from net investment in direct financing lease to land and building. The Joint Venture recorded the reclassified asset at fair value, which was less than cost, through the recording of a provision for write-down of assets in the amount of $781,741.

                         CNL OCEAN SHORES JOINT VENTURE
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and the allowance for doubtful accounts are decreased accordingly. During 2001, the Joint Venture recorded a $91,258 allowance for doubtful accounts.

         Cash - Cash accounts are maintained on behalf of the joint venture at commercial banks.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property. See "Income Taxes" footnote for a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes.

         Use of Estimates - The general partners of the joint venture have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

         Statement of Financial Accounting Standards No. 144 ("FAS 144") - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the joint venture's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

                         CNL OCEAN SHORES JOINT VENTURE
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


2.       Land and Buildings:
         ------------------

         Land and building consist of the following at December 31:

                                                                    2001                  2000
                                                              -----------------     -----------------
                                                                                         (unaudited)

                  Land                                              $  120,916            $  351,015
                  Buildings                                            281,310                    --
                                                              -----------------     -----------------
                                                                       402,226               351,015
                  Less accumulated depreciation                         15,122                    --
                                                              -----------------     -----------------

                                                                    $  387,104            $  351,015
                                                              =================     =================

3.       Income Taxes:
         -------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                           2001            2000            1999
                                                                       --------------  --------------  --------------
                                                                                        (unaudited)     (unaudited)

             Net income for financial reporting purposes                 $  (766,610)    $   118,909      $  110,471

             Depreciation for tax reporting purposes in excess
                 of depreciation for financial reporting
                 purposes                                                     (5,132)        (20,255)        (19,411)

             Direct financing leases recorded as operating
                 leases for tax reporting purposes                             3,360           9,763           8,218

             Provision for write-down of assets                              781,741              --              --

             Allowance for doubtful accounts                                  91,258              --              --

             Accrued rental income                                            (8,937)        (17,874)        (16,581)

             Other                                                              (200)          (200)           (183)
                                                                       --------------  --------------  --------------

             Net income for federal income tax purposes                   $   95,480      $   90,343      $   82,514
                                                                       ==============  ==============  ==============







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

         James M. Seneff, Jr., age 55. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 54. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, President and Treasurer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, President and Treasurer of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 46. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 38. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2002, no person was known to the Registrant to be a beneficial owner of more than 5% of the Units.

         The following table sets forth, as of March 15, 2002, the beneficial ownership interests of the General Partners in the Registrant.

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



Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2001, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2001
----------------------------------     --------------------------------------      ------------------------------
Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting                and
operating expenses                     the  lower  of  cost  or  90%  of the       administra-tive     services:
                                       prevailing  rate at which  comparable       $204,843
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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


                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
---------------------------------      --------------------------------------      ------------------------------

Deferred,    subordinated   real       A deferred,  subordinated real estate       $-0-
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates                          of  one  or  more  Properties,  in an
                                       amount  equal  to the  lesser  of (i)
                                       one-half   of  a   competitive   real
                                       estate commission,  or (ii) 3% of the
                                       sales  price  of  such   Property  or
                                       Properties.   Payment   of  such  fee
                                       shall be made only if  affiliates  of
                                       the   General   Partners   provide  a
                                       substantial  amount  of  services  in
                                       connection   with   the   sale  of  a
                                       Property or  Properties  and shall be
                                       subordinated   to   certain   minimum
                                       returns  to  the  Limited   Partners.
                                       However,  if the net  sales  proceeds
                                       are   reinvested   in  a  replacement
                                       Property,   no   such   real   estate
                                       disposition   fee  will  be  incurred
                                       until such  replacement  Property  is
                                       sold and the net sales  proceeds  are
                                       distributed.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to   one   percent   of   Partnership
Partnership net cash flow              distributions   of  net  cash   flow,
                                       subordinated   to   certain   minimum
                                       returns to the Limited Partners.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to  5% of  Partnership  distributions
Partnership  net sales  proceeds       of   such   net    sales    proceeds,
from  a  sale  or  sales  not in       subordinated   to   certain   minimum
liquidation of the Partnership         returns to the Limited Partners.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2001
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


The Partnership entered into a joint venture arrangement with CNL Income Fund VIII, Ltd., and CNL Income Fund XII, Ltd., affiliates of the General Partners to acquire a Golden Corral Property from CNL BB Corp., an affiliate of the General Partners, for a purchase price of $2,112,011. CNL BB Corp. had purchased and temporarily held title to this Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the Property, including closing costs.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements - CNL Income Fund X, Ltd.

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2001 and 2000

                  Statements of Income for the years ended December 31, 2001, 2000, and 1999

                  Statements of Partners' Capital for the years ended December 31, 2001, 2000, and 1999

                  Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

                  Notes to Financial Statements

         2.   Financial Statements - CNL Ocean Shores Joint Venture

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2001 and 2000

                  Statements of Operations for the years ended December 31, 2001, 2000, and 1999

                  Statements of Partners' Capital for the years ended December 31, 2001, 2000, and 1999

                  Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

                  Notes to Financial Statements

         3.   Financial Statement Schedules

                  Schedule II -Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000, and 1999

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

         4.   Exhibits

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

                10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                         Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001, and incorporated herein by reference.)

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2001 through December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 2002.

                                            CNL INCOME FUND X, LTD.

                                            By:      CNL REALTY CORPORATION
                                                     General Partner

                                                     /s/ Robert A. Bourne
                                                     --------------------------
                                                     ROBERT A. BOURNE, President


                                            By:      ROBERT A. BOURNE
                                                     General Partner

                                                     /s/ Robert A. Bourne
                                                     --------------------------
                                                     ROBERT A. BOURNE


                                            By:      JAMES M. SENEFF, JR.
                                                     General Partner

                                                     /s/ James M. Seneff, Jr.
                                                     --------------------------
                                                     JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                  Title                                  Date


/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 20, 2002
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 20, 2002
James M. Seneff, Jr.                     (Principal Executive Officer)

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2001, 2000, and 1999



                                                     Additions                           Deductions
                                          ---------------------------------    -------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------
  1999        Allowance for
                  doubtful
                  accounts (a)     $    506,231     $       --       $    138,445  (b)   $  482,523  (c)   $  38,029      $ 124,124
                                  ==============  ===============  ================    =============     ============  ============

  2000        Allowance for
                  doubtful
                  accounts (a)        $ 124,124          $    --        $  182,864 (b)    $   1,989 (c)     $ 17,098     $ 287,901
                                  ==============  ===============  ================    =============     ============  ============

  2001        Allowance for
                  doubtful
                  accounts (a)        $ 287,901          $    --        $   86,387 (b)    $ 343,554 (c)     $  1,079      $ 29,655
                                  ==============  ===============  ================    =============     ============  ============



(a)   Deducted from receivables and accrued rental income on the balance sheet.

(b)   Reduction of rental, earned and other income.

(c)   Amounts written off as uncollectible.

                                     CNL INCOME FUND X, LTD.
                                 (A Florida Limited Partnership)

                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001


                                                                                 Costs Capitalized
                                                                                 Subsequent To
                                                        Initial Cost             Acquisition
                                         ---------------------------- --------------------
                              Encum-                      Buildings andImprove-    Carrying
                             brances          Land         Improvements ments      Costs
                            -----------  ---------------  ----------- -----------  -------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Hendersonville, North Caro-ina            222,632      568,573           -        -
      Irondequoit, New York     -               383,359      554,084           -        -

    Denny's Restaurants:
      Fremont, Ohio             -               160,896            -     273,700        -
      Romulus, Michigan         -               285,842            -           -        -
      Spartanburg, South Carolin-               287,959            -           -        -

    Golden Corral Family
      Steakhouse Restaurants:
          Austin, Texas         -               592,837            -   1,106,384        -
          Austin, Texas         -               711,354            -   1,124,040        -
          Las Cruces, New Mexico-               580,655      920,521           -        -
          Freemont, Nebraska                    203,166    1,054,051           -        -

    Hardee's Restaurants:
      Pace, Florida             -               174,850            -           -        -
      Jacksonville, Florida     -               326,972            -           -        -
      Centerville, Tennnessee   -               130,494            -           -        -

    Jack in the Box Restaurants:
      Desloge, Missouri         -               276,701            -           -        -
      San Antonio, Texas        -               327,322            -           -        -
      San Marcos, Texas         -               427,386            -     592,943        -
      Missouri City, Texas      -               348,646            -           -        -
      Pasadena, Texas           -               202,393            -           -        -

    Long John Silver's Restaurants:
      Alamogordo, New Mexico    -               157,401            -           -        -
      Las Cruces, New Mexico    -               222,778            -           -        -

    Perkins Restaurant:
      Ft. Pierce, Florida (k)   -               487,751            -     567,922        -

    Pizza Hut Restaurants:
      Bozeman, Montana          -                99,879      224,614           -        -
      Sidney, Montana                           101,690            -           -        -
      Livingston, Montana       -                71,989      161,211           -        -
      Laurel, Montana                           109,937      255,060           -        -

    Shoney's Restaurants:
      North Richland Hills, Texa- (m)           528,465            -     404,786        -
      Pelham, Alabama                           410,448            -     427,317        -

    Other:
      Homewood, Alabama         -               597,907            -           -        -
      Greenville, North Carolina-               323,573      515,134           -        -

                                         ---------------  ----------  -----------  -------

                                             $8,755,282   $4,253,248  $4,497,092        -
                                         ===============  =========== ===========  =======
Properties of Joint Venture in
   Which the Partnership has a
   50% Interest and has Invested
   in Under Operating Leases:

    Burger King Restaurants:
      Greensboro, North Carolina-              $338,800     $650,109           -        -
      Metairie, Louisiana       -               429,883      342,455           -        -
      Lafayette, Louisiana      -               350,932      773,129           -        -
      Nashua, New Hampshire     -               514,815      838,536           -        -
      Pontiac, Illinois         -               203,095      719,226           -        -
      Dover, New Hampshire      -               406,259      998,023           -        -
                                         ---------------                           -------
                                                          ----------- -----------

                                             $2,243,784   $4,321,478           -        -
                                         ===============  =========== ===========  =======

Property of Joint Venture in
  Which the Partnership has a
  10.51% Interest and has
  Invested in Under an
  Operating Lease:

    Burger King Restaurant:
      Ashland, New Hampshire    -              $293,478     $997,104           -        -
                                         ===============  =========== ===========  =======

Property in Which the
  Partnership has a 13%
  Interest as Tenants-
  in-Common and has Invested
  in Under an Operating Lease:

    Golden Corral Family
      Steakhouse Restaurant:
          Clinton, North Carolin-              $138,382     $676,588           -        -
                                         ===============  =========== ===========  =======

Property in Which the Parnership
  has a 6.69% Interest as Tenants-
  in-Common and has Invested in
  Under an Operating Lease:

    Chevy's Fresh Mex
      Miami, Florida            -              $976,357     $974,016           -        -
                                         ===============  =========== ===========  =======

Property of Joint Venture in
  Which the Partnership has a
  69.06% Interest and has
  Invested in Under an Operating
  Lease:

    Burger King Restaurant:
      Ocean Shores, Washington  -l)            $351,015     $789,560           -        -
                                         ===============  =========== ===========  =======

Property of Joint Venture in
  Which the Partnership has a
  10% Interest and has Invested
  in Under an Operating Lease:

    Golden Corral Restaurant:
      Kokomo, Indiana           -              $644,163   $1,467,848           -        -
                                         ===============  =========== ===========  =======

Properties the Partnership
   has Invested in Under
   Direct Financing Leases:

    Burger King Restaurants:
        Ashland Ohio            -              $190,695     $724,348           -        -
        Allegan, Michigan       -                91,238            -     418,782        -
        New Bethlehem, Pennsylva-ia             135,929      452,507           -        -

    Denny's Restaurants:
        Romulus, Michigan       -                     -      752,829           -        -
        Spartanburg,
             South Carolina     -                     -      529,410           -        -

    Hardee's Restaurants:
        Pace, Florida           -                     -      467,272           -        -
        Jacksonville, Florida   -                     -      405,985           -        -
        Hohenwald, Tennessee    -                49,201      376,415           -        -
        Ravenna, Ohio           -               114,244      496,032           -        -
        Morristown, Tennessee   -               131,289      456,925           -        -
        Centerville, Tennessee  -                     -      348,032           -        -

    Jack in the Box Restaurants:
        Desloge, Missouri       -                     -      630,981           -        -
        San Antonio, Texas      -                     -            -     206,031        -
        Nampa, Idaho            -               151,574      584,533           -        -
        Missouri City, Texas    -                     -      619,686           -        -
        Pasadena, Texas         -                     -      575,429           -        -

    Long John Silver's Restaurants:
        Alamogordo, New Mexico  -                     -      275,270      20,204        -
        Las Cruces, New Mexico  -                     -      318,378      57,828        -

    Pizza Hut Restaurants:
        Glasgow, Montana        -                57,482      266,726           -        -
        Sidney, Montana         -                     -      291,238           -        -

                                         ---------------  ----------- -----------
                                               $921,652   $8,571,996    $702,845        -
                                         ===============  =========== ===========  -------

Property of Joint Venture in
   Which the Partnership has
   a 40.95% Interest and has
   Invested in Under Direct
   Financing Lease:

    Hardee's Restaurant:
        Williston, Florida      -              $150,143            -    $499,071        -
                                         ===============  =========== ===========  =======



                                                                              Life on Which
                Net Cost Basis at Which                                       Depreciation in
               Carried at Close of Period (c)           Date                  Latest Income
-----------------------------------------
               Buildings and               Accumulated of Con-    Date        Statement is
    Land       Improvements     Total      DepreciationstructionAcquired        Computed
-------------  ------------  ------------  ----------  -------  ---------     ------------


                                                                                  (b)


     222,632       568,573       791,205      83,482    1986     11/91            (j)
     383,359       554,084       937,443      81,355    1986     11/91            (j)


     160,896       273,700       434,596      78,061    1992     12/91            (g)
     285,842            (f)      285,842           -    1992     02/92            (d)
     287,959            (f)      287,959           -    1992     03/92            (d)



     592,837     1,106,384     1,699,221     361,217    1992     12/91            (b)
     711,354     1,124,040     1,835,394     360,104    1992     12/91            (b)
     580,655       920,521     1,501,176     296,164    1992     05/92            (b)
     203,166     1,054,051     1,257,217      96,814    1998     03/99            (b)


     174,850            (f)      174,850           -    1992     01/92            (d)
     326,972            (f)      326,972           -    1990     02/92            (d)
     130,494            (f)      130,494           -    1991     02/92            (d)


     276,701            (f)      276,701           -    1991     12/91            (d)
     327,322            (f)      327,322           -    1992     02/92            (d)
     427,386       592,943     1,020,329      55,923    1998     10/98            (b)
     348,646            (f)      348,646           -    1991     04/92            (d)
     202,393            (f)      202,393           -    1991     04/92            (d)


     157,401            (f)      157,401           -    1977     03/92            (d)
     222,778            (f)      222,778           -    1975     03/92            (d)


     187,933       273,806       461,739     113,835    1992     01/92            (h)


      99,879       224,614       324,493      72,718    1976     03/91            (b)
     101,690            (f)      101,690           -    1985     03/91            (d)
      71,989       161,211       233,200      52,191    1979     03/91            (b)
     109,937       255,060       364,997      82,574    1985     03/91            (b)


     513,032       404,786       917,818     136,882    1992     12/91            (b)
     410,448       427,317       837,765     142,400    1992     01/92            (b)


     348,616             -       348,616           -    1997     10/97            (b)
     323,573       515,134       838,707     174,392    1987     11/91            (b)

-------------  ------------  ------------  ----------

  $8,190,740    $8,456,224   $16,646,964   $2,188,112
=============  ============  ============  ==========






    $338,800      $650,109      $988,909    $211,478    1990     03/92            (b)
     429,883       342,455       772,338     111,399    1990     03/92            (b)
     350,932       773,129     1,124,061     251,496    1989     03/92            (b)
     514,815       838,536     1,353,351     272,773    1987     03/92            (b)
     203,095       719,226       922,321     233,962    1988     03/92            (b)
     406,259       998,023     1,404,282     324,653    1987     03/92            (b)
-------------
-------------  ------------  ------------  ----------

  $2,243,784    $4,321,478    $6,565,262   $1,405,761
=============  ============  ============  ==========







    $293,478      $997,104    $1,290,582    $307,507    1987     10/92            (b)
=============  ============  ============  ==========








    $138,382      $676,588      $814,970    $133,933    1996     01/96            (b)
=============  ============  ============  ==========







    $976,357      $974,016    $1,950,373    $129,959    1995     12/97            (b)
=============  ============  ============  ==========







    $120,916      $281,310      $402,226     $15,123    1998     01/99            (i)
=============  ============  ============  ==========







    $644,163    $1,467,848    $2,112,011     $36,697    2000     04/01            (b)
=============  ============  ============  ==========






          (f)           (f)           (f)          -    1988     11/91            (e)
          (f)           (f)           (f)          -    1992     04/92            (e)
          (f)           (f)           (f)          -    1991     04/92            (e)


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


          (f)           (f)           (f)          -    1985     03/91            (e)
           -            (f)           (f)          -    1985     03/91            (d)









          (f)           (f)           (f)          -    1993     12/92            (e)


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                                  DEPRECIATION

                                December 31, 2001

(a) Transactions in real estate and accumulated depreciation during 2001, 2000, and 1999, are summarized as follows:


                                                                                        Accumulated
                                                                        Cost           Depreciation
                                                                  -----------------   ----------------
               Properties the Partnership has Invested in
                  Under Operating Leases:

                      Balance, December 31, 1998                     $  17,422,071       $  1,329,832
                      Acquisition                                        1,850,160                 --
                      Provision for write-down of assets                  (357,760 )               --
                      Disposition                                         (868,130 )               --
                      Depreciation expense                                      --            325,062
                                                                  -----------------   ----------------

                      Balance, December, 31, 1999                       18,046,341          1,654,894
                      Provision for write-down of assets                  (287,275 )               --
                      Disposition                                         (790,010 )          (81,658 )
                      Depreciation expense                                      --            317,491
                                                                  -----------------   ----------------

                      Balance, December, 31 2000                        16,969,056          1,890,727
                      Provision for write-down of assets                  (322,092 )               --
                      Depreciation expense                                      --            297,383
                                                                  -----------------   ----------------

                      Balance, December 31, 2001                     $  16,646,964       $  2,188,110
                                                                  =================   ================

               Properties of Joint Venture in Which the
                  Partnership has a 50% Interest and has
                  Invested in Under Operating Leases:

                      Balance, December 31, 1998                      $  6,565,262        $   973,614
                      Depreciation expense                                      --            144,049
                                                                  -----------------   ----------------

                      Balance, December 31, 1999                         6,565,262          1,117,663
                      Depreciation expense                                      --            144,049
                                                                  -----------------   ----------------

                      Balance, December 31, 2000                         6,565,262          1,261,712
                      Depreciation expense                                      --            144,049
                                                                  -----------------   ----------------

                      Balance, December 31, 2001                      $  6,565,262       $  1,405,761
                                                                   ================    ===============



                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                        Accumulated
                                                                        Cost           Depreciation
                                                                  -----------------   ----------------
               Property  of Joint  Venture in Which the
                    Partnership  has a 10.51%  Interest
                    and  has   Invested   in  Under  an
                    Operating Lease:

                      Balance, December 31, 1998                      $  1,290,582        $   207,799
                      Depreciation expense                                      --             33,236
                                                                  -----------------   ----------------

                      Balance, December 31, 1999                         1,290,582            241,035
                      Depreciation expense                                      --             33,236
                                                                  -----------------   ----------------

                      Balance, December 31, 2000                         1,290,582            274,271
                      Depreciation expense                                      --             33,236
                                                                  -----------------   ----------------

                      Balance, December 31, 2001                      $  1,290,582        $   307,507
                                                                  =================   ================

               Property of Joint Venture in Which the
                   Partnership has a 69.06% Interest
                   and has Invested in Under an
                   Operating Lease:

                     Balance, December 31, 1998                            $    --            $    --
                     Acquisition                                           351,015                 --
                     Depreciation expense (d)                                   --                 --
                                                                  -----------------   ----------------

                     Balance, December 31, 1999                            351,015                 --
                     Depreciation expense (d)                                   --                 --
                                                                  -----------------   ----------------

                     Balance, December 31, 2000                            351,015                 --
                     Reclassified to operating lease                       789,560                 --
                     Provision for write-down of assets                   (738,349 )               --
                     Depreciation expense                                       --             15,123
                                                                  -----------------   ----------------
                     Balance, December 31, 2001                        $   402,226        $    15,123
                                                                  =================   ================

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                        Accumulated
                                                                        Cost           Depreciation
                                                                 -----------------   ----------------
               Property of Joint Venture in Which the
                   Partnership has a 10% Interest and
                   has Invested in Under Operating
                   Leases:


                    Balance, December 31, 2000                           $     --           $     --
                    Acquisition                                         2,112,011                 --
                    Depreciation expense (d)                                   --             36,697
                                                                  -----------------   ----------------

                     Balance, December 31, 2001                       $  2,112,011        $    36,697
                                                                  =================   ================

               Property in Which the Partnership has
                    a 13% Interest as Tenants-in-
                    Common and has Invested in Under
                    an Operating Lease:

                      Balance, December 31, 1998                       $   814,970        $    66,274
                      Depreciation expense                                      --             22,553
                                                                  -----------------   ----------------

                      Balance, December 31, 1999                           814,970             88,827
                      Depreciation expense                                      --             22,553
                                                                  -----------------   ----------------

                      Balance, December 31, 2000                           814,970            111,380
                      Depreciation expense                                      --             22,553
                                                                  -----------------   ----------------

                      Balance, December 31, 2001                       $   814,970        $   133,933
                                                                  =================   ================

               Property in Which the Partnership has
                    a 6.69% Interest as Tenants-in-
                    Common and has Invested in
                    Under an Operating Lease:

                      Balance, December 31, 1998                      $  1,950,373        $    32,556
                      Depreciation expense                                      --             32,467
                                                                  -----------------   ----------------

                      Balance, December 31, 1999                         1,950,373             65,023
                      Depreciation expense                                      --             32,468
                                                                  -----------------   ----------------

                      Balance, December 31, 2000                         1,950,373             97,491
                      Depreciation expense                                      --             32,468
                                                                  -----------------   ----------------

                      Balance, December 31, 2001                      $  1,950,373        $   129,959
                                                                  =================   ================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


(c) As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $20,408,360 and $14,108,347, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(e) The lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) Certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(g) Effective January 1, 1994, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 28 years.

(h) Effective March 1, 1996, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 26 years.

(i) Effective April 26, 2001, the tenant vacated the Property and ceased restaurant operations, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 28 years.

(j) Effective August 1, 1998, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 23 years.

(k) The undepreciated cost of the Property in Ft. Pierce, Florida was reduced to its estimated net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $306,659 and $287,275 at December 31, 2001 and 2000, respectively. The provision at December 31, 2001 and 2000 represented the difference between the Property's carrying value and the net realizable value of the Property. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.

(l) The undepreciated cost of the Property in Ocean Shores, Washington was reduced to its estimated net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $738,349 at December 31, 2001. The provision at December 31, 2001 represented the difference between the Property's carrying value and the net realizable value of the Property. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


(m) The undepreciated cost of the Property in North Richland Hills, Texas was reduced to its estimated net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $15,433 at December 31, 2001. The impairment at December 31, 2001 represented the difference between the Property's carrying value and the net realizable value of the Property. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.