Form 10-Q
period 2002-03-31
CNL INCOME FUND X LTD
filed 2002-05-15
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to ____________________

                             Commission file number
                                     0-20016
                     ---------------------------------------


                             CNL Income Fund X, Ltd.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                         59-3004139
-------------------------------------              -------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
------------------------------------               -------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                                   -------------------------


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




                                                                        Page
Part I.

     Item 1. Financial Statements:

                      Condensed Balance Sheets                           1

                      Condensed Statements of Income                     2

                      Condensed Statements of Partners' Capital          3

                      Condensed Statements of Cash Flows                 4

                      Notes to Condensed Financial Statements            5-9

     Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                10-13

     Item 3. Quantitative and Qualitative Disclosures About
                      Market Risk                                        13

Part II.

         Other Information                                               14-15

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           March 31,            December 31,
                                                                             2002                   2001
                                                                       ------------------     ------------------
                              ASSETS

  Land and buildings on operating leases, net                               $ 13,426,399           $ 13,494,448
  Net investment in direct financing leases                                    8,842,012              8,911,232
  Real estate held for sale                                                      992,668                993,453
  Investment in joint ventures                                                 4,561,524              3,664,241
  Cash and cash equivalents                                                      719,357              1,565,888
  Receivables, less allowance for doubtful accounts
      of $24,814 in 2002 and 2001                                                  2,797                 30,290
  Accrued rental income, less allowance for doubtful accounts of
      $4,841 in 2002 and 2001                                                  1,335,137              1,340,884
  Other assets                                                                    81,921                 87,209
                                                                       ------------------     ------------------

                                                                            $ 29,961,815           $ 30,087,645
                                                                       ==================     ==================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                            $   15,256             $   11,105
  Real estate taxes payable                                                        7,953                  8,256
  Distributions payable                                                          900,001                900,001
  Due to related parties                                                         170,085                  5,539
  Rents paid in advance and deposits                                              56,669                 77,760
                                                                       ------------------     ------------------
      Total liabilities                                                        1,149,964              1,002,661

  Minority interest                                                               64,158                 64,256

  Commitment (Note 5)

  Partners' capital                                                           28,747,693             29,020,728
                                                                       ------------------     ------------------

                                                                            $ 29,961,815           $ 30,087,645
                                                                       ==================     ==================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                     2002               2001
                                                                                ---------------     --------------
Revenues:
    Rental income from operating leases                                             $  455,293          $ 450,606
    Earned income from direct financing leases                                         237,751            243,518
    Contingent rental income                                                            25,206                 --
    Interest and other income                                                            1,032             19,628
                                                                                ---------------     --------------
                                                                                       719,282            713,752
                                                                                ---------------     --------------

Expenses:
    General operating and administrative                                                74,454            124,964
    Professional services                                                               20,917             17,554
    Real estate taxes                                                                    2,959              2,941
    State and other taxes                                                               27,666             37,967
    Depreciation and amortization                                                       69,311             70,562
                                                                                ---------------     --------------
                                                                                       195,307            253,988
                                                                                ---------------     --------------

Income Before Minority Interest in Income of Consolidated Joint
    Venture and Equity in Earnings of Unconsolidated Joint Ventures
                                                                                       523,975            459,764

Minority Interest in Income of Consolidated
    Joint Venture                                                                       (2,037 )           (2,236 )

Equity in Earnings of Unconsolidated Joint Ventures                                     82,433            109,541
                                                                                ---------------     --------------

Income from Continuing Operations                                                      604,371            567,069
                                                                                ---------------     --------------

Discontinued Operations (Note 5):
    Income from discontinued operations, net                                            22,595             21,016
                                                                                ---------------     --------------

Net Income                                                                          $  626,966          $ 588,085
                                                                                ===============     ==============

Income Per Limited Partner Unit
    Continuing operations                                                             $    .15           $    .14
    Discontinued operations                                                                .01                .01
                                                                                --------------      ---------------

                                                                                      $    .16           $    .15
                                                                                ===============     ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                                4,000,000          4,000,000
                                                                                ===============     ==============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2002                  2001
                                                                           -------------------    ------------------
General partners:
    Beginning balance                                                             $   261,935            $  261,935
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                      261,935               261,935
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              28,758,793            30,626,143
    Net income                                                                        626,966             1,732,654
    Distributions ($0.23 and $0.90 per limited partner
       unit, respectively)                                                           (900,001 )          (3,600,004 )
                                                                           -------------------    ------------------
                                                                                   28,485,758            28,758,793
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 28,747,693          $ 29,020,728
                                                                           ===================    ==================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Quarter Ended
                                                                                     March 31,
                                                                               2002              2001
                                                                          ---------------    --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $ 970,776         $ 873,629
                                                                          ---------------    --------------

    Cash Flows from Investing Activities:
       Investment in joint venture                                              (915,171 )              --
       Payment of lease costs                                                         --            (3,324 )
                                                                          ---------------    --------------
              Net cash used in investing activities                             (915,171 )          (3,324 )
                                                                          ---------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                        (900,001 )        (900,001 )
       Distributions to holder of minority interest                               (2,135 )          (1,727 )
                                                                          ---------------    --------------
              Net cash used in financing activities                             (902,136 )        (901,728 )
                                                                          ---------------    --------------

Net Decrease in Cash and Cash Equivalents                                       (846,531 )         (31,423 )

Cash and Cash Equivalents at Beginning of Quarter                              1,565,888         1,361,652
                                                                          ---------------    --------------

Cash and Cash Equivalents at End of Quarter                                      719,357        $1,330,229
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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund X, Ltd. (the "Partnership") for the year ended December 31, 2001.

         The Partnership accounts for its 88.26% interest in Allegan Real Estate Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

2.       Reclassification:

         Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND X, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


3.       Investment in Joint Ventures:

         In January 2002, the Partnership reinvested a portion of the liquidation proceeds from the 2001 liquidation of Peoria Joint Venture in a property in Austin, Texas, as tenants-in-common, with CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the general partners. The Partnership acquired this property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners (see Note 4). The Partnership and CNL Income Fund XVIII, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. As of March 31, 2002, the Partnership had contributed approximately $915,171 for an 81.65% interest in this property.

         The Partnership owns a 69.06% interest in the profits and losses of Ocean Shores Joint Venture. The remaining interest in this joint venture is held by an affiliate of the Partnership which has the same general partners. As of December 31, 2001, Ocean Shores Joint Venture met the significant subsidiary test at the 20% level and separate financial statements were included in Form 10-K of CNL Income Fund X. Ltd. The following presents summarized income statement information for Ocean Shores Joint Venture for the quarters ended March 31:

                                                         2002               2001
                                                    ----------------   ----------------
                 Revenues                                   $    --          $  32,590
                 Expenses                                    11,777                230
                                                    ----------------   ----------------

                 Net (Loss) Income                       $  (11,777 )        $  32,360
                                                    ================   ================

                 Allocation of Net (Loss) Income
                      CNL Income Fund X, Ltd.            $   (8,134 )        $  22,347
                      CNL Income Fund XVII, Ltd.             (3,643 )           10,013
                                                    ----------------   ----------------

                                                         $  (11,777 )        $  32,360
                                                    ================   ================

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


3.       Investment in Joint Ventures - Continued:

         The  following  presents  the  joint  ventures'   combined,   condensed
         financial information at:

                                                                 March 31,             December 31
                                                                    2002                  2001
                                                              -----------------     ------------------
             Land and buildings on operating leases,
                  net                                             $ 12,149,249            $11,106,444
             Net investment in direct financing leases                 638,696                640,381
             Cash                                                       39,502                 31,907
             Receivables, less allowance for doubtful
                  accounts                                              18,318                 74,611
             Accrued rental income                                      88,887                 79,333
             Other assets                                                8,230                 24,639
             Liabilities                                                 7,762                  7,593
             Partners' capital                                      12,935,120             11,949,722


                                                                      Quarter Ended March 31,
                                                                    2002                  2001
                                                              -----------------     ------------------

             Revenues                                               $  364,850             $  357,570
             Expenses                                                  114,709                 78,063
             Net income                                                250,141                279,507


         The Partnership recognized income totaling $82,433 and $109,541 during the quarter ended March 31, 2002 and 2001, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates.

4.       Related Party Transactions:

         In January 2002, the Partnership and CNL Income Fund XVIII, Ltd., as tenants-in-common, acquired a property, in Austin, Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,120,800 (see Note 3). CNL Funding 2001-A, LP is a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in other to facilitate

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


4.       Related Party Transactions - Continued:

         the acquisition of the property by the joint venture. The purchase price paid by the joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property, including closing costs.

5.       Discontinued Operations:

         During the quarter ended March 31, 2002, the Partnership entered into an agreement with an unrelated third party to sell its property in San Marcos, Texas. As a result, the Partnership reclassified the assets from land and building on operating leases and accrued rental income to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amount or fair value, less costs to sell. In addition, the Partnership stopped recording depreciation and accrued rental income once the property was placed up for sale. The financial results of this property are reflected as Discontinued Operations in the accompanying financial statements.

         The operating result of discontinued operations are as follows:

                                                         2002                2001
                                                   -----------------   -----------------
           Rental revenues                                 $ 24,242            $ 25,957
           Expenses                                          (1,647 )            (4,941 )
                                                   -----------------   -----------------

           Income from discontinued operations             $ 22,595             $21,016
                                                   =================   =================

6.       Commitment:

         In September 2001, the Partnership entered into an agreement with an unrelated third party to sell the property in North Richland Hills, Texas. During 2001, the Partnership established a provision for write-down of assets related to the anticipated sale of this property.

         In February 2002, the Partnership entered into an agreement with an unrelated party to sell the property in San Mracos, Texas (see Note 7).

7.       Subsequent Event:

         In April 2002, the Partnership sold its property in San Marcos, Texas for approximately $1,202,700 and received net sales proceeds of approximately $1,162,100 resulting in a gain of approximately $168,400 which will be recognized in the second quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 49 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2002 and 2001 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $970,776 and $873,629 for the quarters ended March 31, 2002 and 2001, respectively. The increase in cash from operations for the quarter ended March 31, 2002 was primarily a result of changes in the Partnership's working capital and changes in income and expenses, as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the quarter ended March 31, 2002.

         In January 2002, the Partnership reinvested the proceeds from the 2001 liquidation of Peoria Joint Venture in a Property in Austin, Texas, as tenants-in-common with CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the general partners. The Partnership acquired the Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Property including closing costs.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2002, the Partnership had $719,357 invested in such short-term investments, as compared to $1,565,888 at December 31, 2001. The decrease in cash and cash equivalents at March 31, 2002 was primarily a result of the fact that the Partnership used the majority of the liquidation proceeds received from Peoria Joint Venture to invest in a Property in Austin, Texas with CNL Income Fund XVIII, Ltd. as tenants-in-common. The funds remaining at March 31, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs. In April 2002, the Partnership sold its Property in San Marcos, Texas to an unrelated third party. The Partnership intends to use the net sales proceeds received to invest in an additional Property.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $900,001 for each of the quarters ended March 31, 2002 and 2001. This represents distributions for each applicable quarter of $0.23 per unit. No distributions were made to the general partners for the quarters ended March 31, 2002 and 2001. No amounts distributed to the limited partners for the quarters ended March 31, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,149,964 at March 31, 2002, from $1,002,661 at December 31, 2001, primarily due to an increase in accounts payable and amounts due to related parties. The increase was partially offset by a decrease in rents paid in advance and deposits at March 31, 2002, as compared to December 31, 2001. Total liabilities at March 31, 2002, to the extent they exceed cash and cash equivalents at March 31, 2002, will be paid from future cash from operations and in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarters ended March 31, 2001 and 2002, the Partnership and its consolidated joint venture, Allegan Real Estate Joint Venture, owned and leased 35 wholly owned Properties (excluding one Property which was classified as real estate held for sale) to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership and Allegan Real Estate Joint Venture earned $693,044 and $694,124, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties.

         Rental and earned income during the quarters ended March 31, 2002 and 2001 continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Property in Ft. Pierce, Florida, which has been vacant since 1999. Rental and earned income are expected to remain at reduced amounts until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The Partnership is currently seeking either a new tenant or purchaser for this Property.

         During the quarter ended March 31, 2002, the Partnership also earned $25,206 in contingent rental income. The contingent rental income earned during the quarter ended March 31, 2002, was partially attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         During the quarters ended March 31, 2002 and 2001, the Partnership earned $1,032 and $19,628, respectively, in interest and other income. The decrease in interest and other income during the quarter ended March 31, 2002 was primarily due to a decrease in the average cash balance due to the reinvestment of sales proceeds in an additional Property.

         During the quarters ended March 31, 2002 and 2001, the Partnership also owned and leased ten and eleven Properties, respectively, indirectly through joint venture arrangements and during the quarters ended March 31, 2002 and 2001, owned and leased three and two Properties, respectively, as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $82,433 and $109,541, respectively, attributable to the net income earned by these unconsolidated joint ventures. The decrease in net income earned by these joint ventures during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially due to the fact that during 2001, the tenant of the Property owned by Ocean Shores Joint Venture, in which the Partnership owns a 69.06% interest, experienced financial difficulties, ceased operations and vacated the Property. As a result, during 2001 the joint venture stopped recording rental revenue. The joint venture will not record rental income relating to this Property until it locates a new tenant or purchaser for this Property. The joint venture is beginning the process of seeking a new tenant or purchaser for this Property. In addition, the decrease during the quarter ended March 31, 2002 was partially attributable to the fact that in August 2001, Peoria Joint Venture, in which the Partnership owned a 52% interest, sold its Property to a third party. The Partnership dissolved the joint venture in accordance with the joint venture agreement.

         The decrease in net income earned from joint ventures during the quarter ended March 31, 2002 was partially offset by the fact that in April 2001, the Partnership used a portion of the net sales proceeds received from the 2000 sale of its Property in Lancaster, New York to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., each of which is an affiliate of the general partners, to purchase and hold one restaurant Property. The decrease in net income earned from the joint ventures was also partially offset by the fact that in January 2002, the Partnership used the majority of the liquidation proceeds received from the dissolution of Peoria Joint venture to invest in a Property in Austin, Texas with CNL Income Fund XVIII, Ltd., an affiliate of the general partners as tenants-in-common.

         Operating expenses, including depreciation and amortization expense, were $195,307 and $253,988 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily the result of a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

         During the quarter ended March 31, 2002, the Partnership entered into an agreement with an unrelated third party to sell its Property in San Marcos, Texas. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership reclassified the assets from land and building on operating leases and accrued rental income to real estate held for sale. The Partnership recorded the reclassified assets at the lower of their carrying amount or fair value less cost to sell. In addition, during the quarter ended March 31, 2002 the Partnership suspended the recording of depreciation and accrued rental income upon placing the Property up for sale. The Partnership recognized net rental income, less Property related expenses amounting to $22,595 and $21,016 during the quarters ended March 31, 2002 and 2001, respectively, relating to this Property. The amounts were reclassified to Discontinued Operations. In April 2002, the Partnership sold its property in San Marcos, Texas for approximately $1,202,700 and received net sales proceeds of approximately $1,162,100 resulting in a gain of approximately $168,400 which will be recognized in the second quarter of 2002.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.


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

                   10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP (Included as
                            Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001, and incorporated herein by reference.)

                   (b)      Reports on Form 8-K

                            No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of May, 2002.


                                            CNL INCOME FUND X, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ----------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


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