Form 10-Q
period 2002-06-30
CNL INCOME FUND X LTD
filed 2002-08-14
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

   (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

   For the quarterly period ended               June 30, 2002
                                  -------------------------------------

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


                             CNL Income Fund X, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                          59-3004139
----------------------------------              -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
----------------------------------              -----------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                                -----------------------------


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




                                                                        Page
Part I.

     Item 1.    Financial Statements:

                     Condensed Balance Sheets                            1

                     Condensed Statements of Income                      2

                     Condensed Statements of Partners' Capital           3

                     Condensed Statements of Cash Flows                  4

                     Notes to Condensed Financial Statements             5-8

     Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 9-12

     Item 3.    Quantitative and Qualitative Disclosures About
                     Market Risk                                         12

Part II.

     Other Information                                                  13

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                           June 30,             December 31,
                                                                             2002                   2001
                                                                       ------------------     ------------------
                              ASSETS

  Land and buildings on operating leases, net                              $  14,623,559          $  13,494,448
  Net investment in direct financing leases                                    8,761,930              8,911,232
  Real estate held for sale                                                           --                993,453
  Investment in joint ventures                                                 4,201,395              3,664,241
  Cash and cash equivalents                                                      927,017              1,565,888
  Receivables, less allowance for doubtful accounts
      of $24,814 in 2002 and 2001                                                  1,464                 30,290
  Accrued rental income, less allowance for doubtful accounts of
      $4,841 in 2002 and 2001                                                  1,346,345              1,340,884
  Other assets                                                                    94,495                 87,209
                                                                       ------------------     ------------------

                                                                           $  29,956,205          $  30,087,645
                                                                       ==================     ==================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                           $     4,978           $     11,105
  Real estate taxes payable                                                       18,275                  8,256
  Distributions payable                                                          900,001                900,001
  Due to related parties                                                          36,615                  5,539
  Rents paid in advance and deposits                                              47,050                 77,760
                                                                       ------------------     ------------------
      Total liabilities                                                        1,006,919              1,002,661

  Minority interest                                                               63,906                 64,256

  Partners' capital                                                           28,885,380             29,020,728
                                                                       ------------------     ------------------

                                                                           $  29,956,205          $  30,087,645
                                                                       ==================     ==================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                          Quarter Ended                  Six Months Ended
                                                                            June 30,                         June 30,
                                                                     2002               2001           2002           2001
                                                                 --------------     -------------  -------------  --------------
Revenues:
    Rental income from operating leases                             $  449,678         $ 446,401      $ 907,082      $  895,308
    Earned income from direct financing leases                         235,697           239,611        473,449         483,129
    Contingent rental income                                                --             6,845         23,096           9,612
    Interest and other income                                            2,606             8,042          3,637          26,604
                                                                 --------------     -------------  -------------  --------------
                                                                       687,981           700,899      1,407,264       1,414,653
                                                                 --------------     -------------  -------------  --------------

Expenses:
    General operating and administrative                                75,846            82,725        162,044         219,140
    Property expenses                                                   11,412            11,166         23,544          20,210
    State and other taxes                                                3,410                --         31,076          37,967
    Depreciation and amortization                                       85,572            77,042        154,883         152,545
                                                                 --------------     -------------  -------------  --------------
                                                                       176,240           170,933        371,547         429,862
                                                                 --------------     -------------  -------------  --------------

Income Before Minority Interest in Income of Consolidated
    Joint Venture and Equity in Earnings of Unconsolidated
    Joint Ventures                                                     511,741           529,966      1,035,717         984,791

Minority Interest in Income of Consolidated
    Joint Venture                                                       (2,028 )          (2,143 )       (4,065 )        (4,379 )

Equity in Earnings of Unconsolidated Joint Ventures                    329,671            96,846        412,104         206,387
                                                                 --------------     -------------  -------------  --------------

Income from Continuing Operations                                      839,384           624,669      1,443,756       1,186,799
                                                                 --------------     -------------  -------------  --------------

Discontinued Operations (Note 6):
    Income from discontinued operations, net                            28,892            25,959         51,486          51,914
    Gain on disposal of discontinued operations, net                   169,412                --        169,412              --
                                                                 --------------     -------------  -------------  --------------
                                                                       198,304            25,959        220,898          51,914

Net Income                                                         $ 1,037,688         $ 650,628     $1,664,654     $ 1,238,713
                                                                 ==============     =============  =============  ==============

Income Per Limited Partner Unit
    Continuing operations                                            $    0.21          $   0.15       $   0.36       $    0.30
    Discontinued operations                                               0.05              0.01           0.06            0.01
                                                                 --------------     -------------  -------------  --------------

                                                                     $    0.26          $   0.16       $   0.42       $    0.31
                                                                 ==============     =============  =============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                4,000,000         4,000,000      4,000,000       4,000,000
                                                                 ==============     =============  =============  ==============

            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Six Months Ended          Year Ended
                                                                               June 30,             December 31,
                                                                                 2002                   2001
                                                                          --------------------    ------------------
General partners:
    Beginning balance                                                           $     261,935          $    261,935
    Net income                                                                             --                    --
                                                                          --------------------    ------------------
                                                                                      261,935               261,935
                                                                          --------------------    ------------------

Limited partners:
    Beginning balance                                                              28,758,793            30,626,143
    Net income                                                                      1,664,654             1,732,654
    Distributions ($0.45 and $0.90 per limited partner
       unit, respectively)                                                         (1,800,002 )          (3,600,004 )
                                                                          --------------------    ------------------
                                                                                   28,623,445            28,758,793
                                                                          --------------------    ------------------

Total partners' capital                                                        $   28,885,380         $  29,020,728
                                                                          ====================    ==================

            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                               2002              2001
                                                                          ---------------    --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                $ 1,629,384       $ 1,607,815
                                                                          ---------------    --------------

    Cash Flows from Investing Activities:
       Additions to land and building on operating leases                     (1,281,467 )              --
       Proceeds from sale of land and buildings                                1,161,056                --
       Investment in joint venture                                              (915,171 )        (211,201 )
       Return of capital from joint venture                                      571,744                --
       Payment of lease costs                                                         --            (3,324 )
                                                                          ---------------    --------------
              Net cash used in investing activities                             (463,838 )        (214,525 )
                                                                          ---------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                      (1,800,002 )      (1,800,002 )
       Distributions to holder of minority interest                               (4,415 )          (4,024 )
                                                                          ---------------    --------------
              Net cash used in financing activities                           (1,804,417 )      (1,804,026 )
                                                                          ---------------    --------------

Net Decrease in Cash and Cash Equivalents                                       (638,871 )        (410,736 )

Cash and Cash Equivalents at Beginning of Period                               1,565,888         1,361,652
                                                                          ---------------    --------------

Cash and Cash Equivalents at End of Period                                    $  927,017        $  950,916
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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         In June 2002, the Partnership reinvested the majority of the proceeds from the sale of the property in San Marcos, Texas (see Note 6) and a portion of the return of capital received from CNL Restaurant
         Investments III Joint Venture from the sale of its property in Greensboro, North Carolina (see Note 4) in a property in Houston, Texas at an approximate cost of $1,281,500. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 5).

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


4.       Investment in Joint Ventures:

         In January 2002, the Partnership reinvested a portion of the liquidation proceeds from the 2001 liquidation of Peoria Joint Venture in a property in Austin, Texas, as tenants-in-common, with CNL Income Fund XVIII, Ltd., an affiliate of the general partners. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 5). The Partnership and CNL Income Fund XVIII, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. As of June 30, 2002, the Partnership had contributed $915,171 for an 81.65% interest in this property.

         In May 2002, CNL Restaurant Investments III Joint Venture, in which the Partnership owns a 50% interest, sold its property in Greensboro, North Carolina to the tenant for a sales price of approximately $1,145,500 and received net sales proceeds of $1,143,500 resulting in a gain to the joint venture of approximately $371,500. The Partnership received approximately $571,700 as a return of capital from the joint venture. In addition, in June 2002, Ashland Joint Venture, in which the Partnership owns a 10.51% interest, sold its property in Ashland, New Hampshire to the tenant for a sales price of approximately $1,477,500 and received net sales proceeds of $1,472,900 resulting in a gain of approximately $500,900. Ashland Joint Venture used the majority of the proceeds to invest in a property in San Antonio, Texas at an approximate cost of $1,343,000. The Partnership acquired these properties from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 5). The financial results relating to the properties in Greensboro, North Carolina and Ashland, New Hampshire are reflected as Discontinued Operations in the condensed financial information below.

         CNL Restaurant Investments III Joint Venture owns and leases five properties to operators of national and regional fast-food and family-style restaurant chains. Ashland Joint Venture, Williston Real Estate Joint Venture, Ocean Shores Joint Venture and CNL VIII, X, XII Kokomo Joint Venture each own and lease one property to operators of national and regional fast-food and family-style restaurant chains. The Partnership and affiliates, as tenants-in-common, own and lease three properties to operators of national and regional fast-food and family-style restaurant chains.

         The Partnership owns a 69.06% interest in the profits and losses of Ocean Shores Joint Venture. The remaining interest in this joint venture is held by an affiliate of the Partnership which has the same general partners. As of December 31, 2001, Ocean Shores Joint Venture met the significant subsidiary test at the 20% level and separate financial statements were included in Form 10-K of CNL Income Fund X, Ltd. The following presents summarized income statement information for Ocean Shores Joint Venture for the quarters and six months ended June 30:

                                                          Quarter Ended June 30,         Six Months Ended June 30,
                                                         2002              2001            2002            2001
                                                      -------------     -------------  -------------   -------------
         Revenues                                           $   --            $    --         $   --       $   31,533
         Expenses                                           (5,576 )           (7,530 )      (17,353 )         (6,703 )
                                                      -------------     --------------  -------------   --------------

         Net (Loss) Income                               $  (5,576 )       $   (7,530 )   $  (17,353 )     $   24,830
                                                      =============     ==============  =============   ==============

         Allocation of Net (Loss) Income
             CNL Income Fund X, Ltd.                     $  (3,851 )       $   (5,200 )   $  (11,984 )     $   17,148
             CNL Income Fund XVII, Ltd.                     (1,725 )           (2,330 )       (5,369 )          7,682
                                                      -------------     --------------  -------------   --------------

                                                         $  (5,576 )       $   (7,530 )   $  (17,353 )     $   24,830
                                                      =============     ==============  =============   ==============

                     CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


4.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for the unconsolidated joint ventures (including Ocean Shores Joint Venture) and the properties held as tenants-in-common with affiliates at:

                                                                              June 30,             December 31
                                                                                2002                  2001
                                                                          -----------------     ------------------
             Land and buildings on operating leases, net                     $  11,611,863          $   9,345,940
             Net investment in direct financing leases                             636,965                640,381
             Real estate held for sale                                                  --              1,760,504
             Cash                                                                   36,041                 31,907
             Restricted cash                                                       120,308                     --
             Receivables, less allowance for doubtful accounts                      22,012                 74,611
             Accrued rental income                                                  89,198                 79,333
             Other assets                                                           12,610                 24,639
             Liabilities                                                             6,522                  7,593
             Partners' capital                                                  12,522,475             11,949,722


                                                          Quarter Ended June 30,            Six Months Ended June 30,
                                                          2002              2001            2002            2001
                                                      -------------     --------------  -------------   --------------

             Revenues                                    $ 305,510         $  332,791      $ 620,614       $  636,260
             Expenses                                      (69,299 )          (67,362 )     (169,862 )       (129,756 )
                                                      -------------     --------------  -------------   --------------
                 Income from continuing operations         236,211            265,429        450,752          506,504
                                                      -------------     --------------  -------------   --------------
             Discontinued operations:
                 Revenues                                   36,966             54,100         86,712          108,200
                 Expenses                                  (15,451 )          (19,875 )      (29,597 )        (35,543 )
                 Gain on disposal of assets                872,385                 --        872,385               --
                                                      -------------     --------------  -------------   --------------
                                                           893,900             34,225        929,500           72,657
                                                      -------------     --------------  -------------   --------------

             Net income                                 $1,130,111         $  299,654     $1,380,252       $  579,161
                                                      =============     ==============  =============   ==============

         The Partnership recognized income totaling $412,104 and $206,387 during the six months ended June 30, 2002 and 2001, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates, of which $329,671 and $96,846 were earned during the quarters ended June 30, 2002 and 2001, respectively.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


5.       Related Party Transactions:

         In January 2002, the Partnership and CNL Income Fund XVIII, Ltd., as tenants-in-common, acquired a property, in Austin, Texas, for a purchase price of approximately $1,120,800 (see Note 4). In addition, in June 2002, the Partnership acquired a property in Houston, Texas for a purchase price of approximately $1,281,500 (see Note 3) and in a separate transaction, Ashland Joint Venture acquired a property in San Antonio, Texas for an approximate cost of $1,343,000 (see Note 4). The Partnership acquired these Properties from CNL Funding 2001-A, LP, an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership and the joint ventures. The respective purchase prices paid by the Partnership and the joint ventures represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties, including closing costs.

6.       Discontinued Operations:

         In April 2002, the Partnership sold its property in San Marcos, Texas to a unrelated third party for a sales price of approximately $1,202,700 and received net sales proceeds of approximately $1,161,000 resulting in a gain of approximately $169,400. The financial results of this property are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of discontinued operations are as follows:


                                                        Quarter Ended June 30,            Six Months Ended June 30,
                                                        2002              2001            2002            2001
                                                    -------------     -------------   -------------  ---------------
          Rental revenues                              $  32,436         $   25,959      $  56,677       $   51,914
          Expenses                                        (3,544 )               --         (5,191 )             --
          Gain on disposal of assets                     169,412                 --        169,412               --
                                                    -------------     --------------  -------------  ---------------

          Income from discontinued operations          $ 198,304         $   25,959      $ 220,898       $   51,914

                                                  =============     ==============  =============  ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. In June 2001, the Partnership owned 35 Properties directly and owned 14 Properties indirectly through joint venture and tenancy in common arrangements. As of June 30, 2002, the Partnership owned 36 Properties directly and 12 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2002 and 2001 was cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operating activities was $1,629,384 and $1,607,815 for the six months ended June 30, 2002 and 2001, respectively. The increase in cash from operating activities for the six months ended June 30, 2002 was primarily a result of changes in the Partnership's working capital and changes in income and expenses, as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the six months ended June 30, 2002.

         In January 2002, the Partnership reinvested the proceeds from the 2001 liquidation of Peoria Joint Venture in a Property in Austin, Texas, as tenants-in-common with CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the general partners. The Partnership acquired the Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the tenancy in common. The purchase price paid by the tenancy in common represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Property including closing costs.

         In April 2002, the Partnership sold its Property in San Marcos, Texas to an unrelated third party for a sales price of approximately $1,202,700 and received net sales proceeds of approximately $1,161,100 resulting in a gain on disposal of discontinued operations of approximately $169,400. In May 2002, CNL Restaurant Investments III Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Greensboro, North Carolina to the tenant for a sales price of approximately $1,145,500 and received net sales proceeds of approximately $1,143,500 resulting in a gain to the joint venture of approximately $371,500. The Partnership received approximately $571,700 as a return of capital from the joint venture. In addition, in June 2002, Ashland Joint Venture, in which the Partnership owns a 10.51% interest, sold its Property in Ashland, New Hampshire to the tenant for a sales price of approximately $1,477,500 and received net sales proceeds of $1,472,900 resulting in a gain to the joint venture of approximately $500,900. The Partnership reinvested the majority of the net sales proceeds from the sale of the Property in San Marcos, Texas and a portion of the return of capital received from CNL Restaurant Investments III Joint Venture in a Property in Houston, Texas at an approximate cost of $1,281,500. Ashland Joint Venture used the majority of the proceeds to invest in a Property in San Antonio, Texas at an approximate cost of $1,343,000. The Partnership and joint venture acquired these Properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and joint venture. The purchase price paid by the Partnership and joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties, including closing costs.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2002, the Partnership had $927,017 invested in such short-term investments, as compared to $1,565,888 at December 31, 2001. The decrease in cash and cash equivalents at June 30, 2002 was primarily a result of the fact that the Partnership used the majority of the liquidation proceeds received from Peoria Joint Venture to invest in a Property in Austin, Texas with CNL Income Fund XVIII, Ltd. as tenants-in-common. The funds remaining at June 30, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,800,002 for each of the six months ended June 30, 2002 and 2001 ($900,001 for each applicable quarter.) This represents distributions for each of the six months ended of $0.45 per unit ($0.23 for each applicable quarter.) No distributions were made to the general partners for the quarters and six months ended June 30, 2002 and 2001. No amounts distributed to the limited partners for the six months ended June 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $1,006,919 at June 30, 2002, as compared to $1,002,661 at December 31, 2001, primarily due to an increase in real estate taxes payable and amounts due to related parties. The increase was partially offset by a decrease in rents paid in advance and deposits at June 30, 2002, as compared to December 31, 2001. Total liabilities at June 30, 2002, to the extent they exceed cash and cash equivalents at June 30, 2002, will be paid from future cash from operations and in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues for the Partnership and Allegan Real Estate Joint Venture were $1,380,531 for the six months ended June 30, 2002, as compared to $1,378,437 in the comparable period of 2001, of which $685,375 and $686,012 were earned during the second quarter of 2002 and 2001, respectively. Rental revenues during the quarters and six months ended June 30, 2002 and 2001 continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Property in Ft. Pierce, Florida, which has been vacant since 1999. Rental revenues are expected to remain at reduced amounts until such time as the Partnership executes a new lease. The Partnership is currently seeking a new tenant for this Property.

         During the six months ended June 30, 2002 and 2001, the Partnership also earned $23,096 and $9,612, respectively, in contingent rental income. The increase in contingent rental income earned during the six months ended June 30, 2002, was partially attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         During the quarters and six months ended June 30, 2002 and 2001, the Partnership earned $3,637 and $26,604, respectively, in interest and other income, of which $2,606 and $8,042 were earned during the quarters ended June 30, 2002 and 2001. The decrease in interest and other income during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was primarily due to a decrease in the average cash balance and due to a decline in interest rates.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $412,104 and $206,387, respectively, attributable to the net income earned by unconsolidated joint ventures of which $329,671 and $96,846 were earned during the quarters ended June 30, 2002 and 2001, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was primarily attributable to the fact that in May 2002 CNL Restaurant Investments III Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Greensboro, North Carolina to the tenant, as described below. In addition, in June 2002, Ashland Joint Venture, in which the Partnership owns a 10.51% interest, sold its Property in Ashland, New Hampshire to the tenant, as described below. These sales resulted in a net gain of $872,385 to these joint ventures, as described below.

         The increase in net income earned from joint ventures during the quarter and six months ended June 30, 2002 was also due to the fact that in April 2001, the Partnership used a portion of the net sales proceeds received from the 2000 sale of its Property in Lancaster, New York to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., each of which is an affiliate of the general partners, to purchase and hold one restaurant Property. The increase in net income earned from the joint ventures was also partially a result of the fact that in January 2002, the Partnership used the majority of the liquidation proceeds received from the 2001 dissolution of Peoria Joint venture to invest in a Property in Austin, Texas with CNL Income Fund XVIII, Ltd., an affiliate of the general partners, as tenants-in-common. The increase in net income earned by joint ventures during the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, was partially offset by the fact that during 2001, the tenant of the Property owned by Ocean Shores Joint Venture, in which the Partnership owns a 69.06% interest, experienced financial difficulties, ceased operations and vacated the Property. As a result, during 2001 the joint venture stopped recording rental revenue. The joint venture will not record rental revenue relating to this Property until it locates a new tenant for this Property. The joint venture is seeking a new tenant for this Property.

         Operating expenses, including depreciation and amortization expense, were $371,547 and $429,862 for the six months ended June 30, 2002 and 2001, respectively, of which $176,240 and $170,933 were incurred for the quarters ended June 30, 2002 and 2001, respectively. The decrease in operating expenses during the six months ended June 30, 2002, as compared to the same period of 2001, was primarily the result of a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

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

         In April 2002, the Partnership sold its Property in San Marcos, Texas to an unrelated third party and recognized a gain on discontinued operations of approximately $169,400, as described above in "Capital Resources." The Partnership used the majority of the proceeds to invest in a Property in Houston, Texas. During the six months ended June 30, 2002 and 2001, the Partnership recognized in connection with the Property in San Marcos, Texas, net rental income from discontinued operations (rental revenues less Property related expenses) amounting to $51,486 and $51,914, respectively, of which $28,892 and $25,959 was earned during the quarters ended June 30, 2002 and 2001, respectively. These amounts are reported in Discontinued Operations in the accompanying financial statements.

         In May 2002, CNL Restaurant Investments III Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Greensboro, North Carolina, to the tenant for approximately $1,145,500 and received net sales proceeds of approximately $1,143,500 resulting in a gain to the joint venture of approximately $371,500. The Partnership received approximately $571,700 as a return of capital from the joint venture. In addition, in June 2002, Ashland Joint Venture, in which the Partnership owns a 10.51% interest, sold its Property in Ashland, New Hampshire to the tenant for approximately $1,477,500 and received net sales proceeds of approximately $1,472,900 resulting in a gain to the joint venture of approximately $500,900.

         Total net rental income (rental revenues less Property related expenses) for the Properties in Greensboro, North Carolina and Ashland, New Hampshire were $57,115 and $72,657 during the six months ended June 30, 2002 and 2001, respectively, of which $21,515 and $34,225 was earned during the quarters ended June 30, 2002 and 2001, respectively. In addition, as a result of the above sales, CNL Restaurant Investments III Joint Venture and Ashland Joint Venture recognized a total gain on disposal of assets of $872,385 during the quarter and six months ended June 30, 2002. The Partnership's pro rata share of these amounts in included in equity in earnings of joint ventures in the accompanying financial statements.


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

                   10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

           (b)     Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of August, 2002.


                                        CNL INCOME FUND X, LTD.

                                        By:  CNL REALTY CORPORATION
                                             General Partner


                                                By:   /s/ James M. Seneff, Jr.
                                                ---------------------------
                                                JAMES M. SENEFF, JR.
                                                 Chief Executive Officer
                                                (Principal Executive Officer)


                                                By: /s/ Robert A. Bourne
                                                ----------------------------
                                                ROBERT A. BOURNE
                                                President and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund X, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:
(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: August 13, 2002            /s/ James M. Seneff, Jr.
                                 Name:  James M. Seneff, Jr.
                                 Title: Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robert A. Bourne, the President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund X, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:
(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:   August 13, 2002          /s/ Robert A. Bourne
                                 Name:  Robert A. Bourne
                                 Title: President and Treasurer

                                           EXHIBIT 10.5

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

             10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)