Form 10-Q
period 2002-09-30
CNL INCOME FUND X LTD
filed 2002-11-13
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to _______________________


                             Commission file number
                                     0-20016
                     ---------------------------------------


                             CNL Income Fund X, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                            59-3004139
------------------------------------              --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


450 South Orange Avenue
Orlando, Florida                                               32801
------------------------------------              ---------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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




                                                                        Page
Part I.

         Item 1.   Financial Statements:

                      Condensed Balance Sheets                           1

                      Condensed Statements of Income                     2

                      Condensed Statements of Partners' Capital          3

                      Condensed Statements of Cash Flows                 4

                      Notes to Condensed Financial Statements            5-8

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                9-12

         Item 3.   Quantitative and Qualitative Disclosures About
                      Market Risk                                        12

         Item 4.   Controls and Procedures                               12

Part II.

         Other Information                                               13-14

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                         September 30,          December 31,
                                                                             2002                   2001
                                                                       ------------------     ------------------
                              ASSETS

  Land and buildings on operating leases, net                              $  14,543,719          $  13,494,448
  Net investment in direct financing leases                                    8,144,826              8,370,715
  Real estate held for sale                                                      534,148              1,533,970
  Investment in joint ventures                                                 4,173,751              3,664,241
  Cash and cash equivalents                                                      953,218              1,565,888
  Receivables, less allowance for doubtful accounts
      of $24,814 in 2001                                                              --                 30,290
  Accrued rental income, less allowance for doubtful accounts of
      $4,841 in 2002 and 2001                                                  1,332,995              1,340,884
  Other assets                                                                    87,892                 87,209
                                                                       ------------------     ------------------

                                                                           $  29,770,549          $  30,087,645
                                                                       ==================     ==================

                 LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                           $     5,633           $     11,105
  Real estate taxes payable                                                       28,840                  8,256
  Distributions payable                                                          900,001                900,001
  Due to related parties                                                          59,662                  5,539
  Rents paid in advance and deposits                                              49,972                 77,760
                                                                       ------------------     ------------------
      Total liabilities                                                        1,044,108              1,002,661

  Minority interest                                                               63,982                 64,256

  Commitment (Note 7)

  Partners' capital                                                           28,662,459             29,020,728
                                                                       ------------------     ------------------

                                                                           $  29,770,549          $  30,087,645
                                                                       ==================     ==================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                          Quarter Ended                 Nine Months Ended
                                                                          September 30,                   September 30,
                                                                     2002               2001           2002           2001
                                                                 --------------     -------------  -------------  --------------
Revenues:
    Rental income from operating leases                             $  493,857         $ 450,631     $1,401,523     $ 1,343,807
    Earned income from direct financing leases                         231,617           220,548        668,753         667,269
    Contingent rental income                                            12,828             5,091         35,924          14,703
    Interest and other income                                            1,850             3,440          5,487          29,759
                                                                 --------------     -------------  -------------  --------------
                                                                       740,152           679,710      2,111,687       2,055,538
                                                                 --------------     -------------  -------------  --------------

Expenses:
    General operating and administrative                                70,479            48,159        232,523         267,299
    Property expenses                                                    9,596             9,259         40,191          29,469
    State and other taxes                                               16,647                --         31,076          36,972
    Depreciation and amortization                                       81,105            60,846        235,988         213,391
    Provision for write-down of assets                                      --           391,186             --         391,186
                                                                 --------------     -------------  -------------  --------------
                                                                       168,231           509,450        539,778         938,317
                                                                 --------------     -------------  -------------  --------------

Income Before Minority Interest in Income of Consolidated
    Joint Venture and Equity in Earnings (Losses) of
    Unconsolidated Joint Ventures                                      571,921           170,260      1,571,909       1,117,221

Minority Interest in Income of Consolidated
    Joint Venture                                                       (2,107 )          (2,135 )       (6,172 )        (6,514 )

Equity in Earnings (Losses) of Unconsolidated Joint
    Ventures                                                            89,270          (379,183 )      501,374        (172,796 )
                                                                 --------------     -------------  -------------  --------------

Income (Loss) from Continuing Operations                               659,084          (211,058 )    2,067,111         937,911
                                                                 --------------     -------------  -------------  --------------

Discontinued Operations (Note 5):
    Income from discontinued operations, net                            17,996            29,634        105,211         119,378
    Gain on disposal of discontinued operations, net                        --                --        169,412              --
                                                                 --------------     -------------  -------------  --------------
                                                                        17,996            29,634        274,623         119,378

Net Income (Loss)                                                   $  677,080        $ (181,424 )   $2,341,734     $ 1,057,289
                                                                 ==============     =============  =============  ==============

Income (Loss) Per Limited Partner Unit
    Continuing operations                                            $    0.16         $   (0.06 )     $   0.52       $    0.23
    Discontinued operations                                               0.01              0.01           0.07            0.03
                                                                 --------------  -------------  --------------    --------------

                                                                     $    0.17         $   (0.05 )     $   0.59       $    0.26
                                                                 ==============     =============  =============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                4,000,000         4,000,000      4,000,000       4,000,000
                                                                 ==============     =============  =============  ==============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Nine Months Ended          Year Ended
                                                                            September 30,           December 31,
                                                                                 2002                   2001
                                                                         ---------------------    ------------------
General partners:
    Beginning balance                                                          $      261,935          $    261,935
    Net income                                                                             --                    --
                                                                         ---------------------    ------------------
                                                                                      261,935               261,935
                                                                         ---------------------    ------------------

Limited partners:
    Beginning balance                                                              28,758,793            30,626,143
    Net income                                                                      2,341,734             1,732,654
    Distributions ($0.68 and $0.90 per limited partner
       unit, respectively)                                                         (2,700,003 )          (3,600,004 )
                                                                         ---------------------    ------------------
                                                                                   28,400,524            28,758,793
                                                                         ---------------------    ------------------

Total partners' capital                                                       $    28,662,459         $  29,020,728
                                                                         =====================    ==================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                               2002              2001
                                                                          ---------------    --------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                $ 2,557,619       $ 2,359,504
                                                                          ---------------    --------------

    Cash Flows from Investing Activities:
       Additions to land and building on operating leases                     (1,281,467 )              --
       Proceeds from sale of land and buildings                                1,161,056                --
       Investment in joint venture                                              (915,171 )        (211,201 )
       Liquidating distribution from joint venture                                    --           899,452
       Return of capital from joint venture                                      571,744                --
       Payment of lease costs                                                         --            (3,324 )
                                                                          ---------------    --------------
              Net cash provided by (used in) investing activities               (463,838 )         684,927
                                                                          ---------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                      (2,700,003 )      (2,700,003 )
       Distributions to holder of minority interest                               (6,446 )          (6,179 )
                                                                          ---------------    --------------
              Net cash used in financing activities                           (2,706,449 )      (2,706,182 )
                                                                          ---------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                            (612,668 )         338,249

Cash and Cash Equivalents at Beginning of Period                               1,565,886         1,361,652
                                                                          ---------------    --------------

Cash and Cash Equivalents at End of Period                                    $  953,218       $ 1,699,901
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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         In June 2002, the Partnership reinvested the majority of the proceeds from the sale of the property in San Marcos, Texas (see Note 5) and a portion of the return of capital received from CNL Restaurant
         Investments III Joint Venture from the sale of its property in Greensboro, North Carolina (see Note 4) in a property in Houston, Texas at an approximate cost of $1,281,500. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 6).

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


4.       Investment in Joint Ventures:

         In January 2002, the Partnership reinvested a portion of the liquidation proceeds from the 2001 liquidation of Peoria Joint Venture in a property in Austin, Texas, as tenants-in-common, with CNL Income Fund XVIII, Ltd., an affiliate of the general partners. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 6). The Partnership and CNL Income Fund XVIII, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. As of September 30, 2002, the Partnership had contributed $915,171 for an 81.65% interest in this property.

         In May 2002, CNL Restaurant Investments III Joint Venture, in which the Partnership owns a 50% interest, sold its property in Greensboro, North Carolina to the tenant for a sales price of approximately $1,145,500 and received net sales proceeds of $1,143,500 resulting in a gain to the joint venture of approximately $371,500. The Partnership received approximately $571,700 as a return of capital from the joint venture. In addition, in June 2002, Ashland Joint Venture, in which the Partnership owns a 10.51% interest, sold its property in Ashland, New Hampshire to the tenant for a sales price of approximately $1,477,500 and received net sales proceeds of $1,472,900 resulting in a gain of approximately $500,900. Ashland Joint Venture used the majority of the proceeds to invest in a property in San Antonio, Texas at an approximate cost of $1,343,000. The Partnership acquired these properties from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 6). The financial results relating to the properties in Greensboro, North Carolina and Ashland, New Hampshire are reflected as Discontinued Operations in the condensed financial information below.

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

         The Partnership owns a 69.06% interest in the profits and losses of Ocean Shores Joint Venture. The remaining interest in this joint venture is held by an affiliate of the Partnership which has the same general partners. As of December 31, 2001, Ocean Shores Joint Venture met the significant subsidiary test at the 20% level and separate financial statements were included in Form 10-K of CNL Income Fund X, Ltd. The following presents summarized income statement information for Ocean Shores Joint Venture for the quarters and nine months ended September 30:

                                                           Quarter Ended               Nine Months Ended
                                                           September 30,                  September 30,
                                                      2002              2001            2002           2001
                                                  -------------    -------------    -------------  -------------
         Revenues                                       $   --          $   1,900         $   --      $   33,433
         Expenses                                       (8,206 )           (8,461 )      (25,559 )       (15,164 )
         Provision for write-down of assets                 --           (781,741 )           --        (781,741 )
                                                  -------------    ---------------  -------------  --------------

         Net Loss                                    $  (8,206 )       $ (788,302 )   $  (25,559 )    $ (763,472 )
                                                  =============    ===============  =============  ==============

         Allocation of Net Loss
             CNL Income Fund X, Ltd.                 $  (5,667 )       $ (544,401 )   $  (17,651 )    $ (527,254 )
             CNL Income Fund XVII, Ltd.                 (2,539 )         (243,901 )       (7,908 )      (236,218 )
                                                  -------------    ---------------  -------------  --------------

                                                     $  (8,206 )       $ (788,302 )   $  (25,559 )    $ (763,472 )
                                                  =============    ===============  =============  ==============

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


4.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for the unconsolidated joint ventures (including Ocean Shores Joint Venture) and the properties held as tenants-in-common with affiliates at:

                                                                           September 30,          December 31,
                                                                                2002                  2001
                                                                          -----------------     ------------------
          Land and buildings on operating leases, net                        $  11,542,873          $   9,345,940
          Net investment in direct financing lease                                 635,188                640,381
          Real estate held for sale                                                     --              1,760,504
          Cash                                                                      22,363                 31,907
          Accounts receivable, less allowance for doubtful
               accounts                                                             32,012                 74,611
          Accrued rental income                                                     99,829                 79,333
          Other assets                                                              20,415                 24,639
          Liabilities                                                                9,465                  7,593
          Partners' capital                                                     12,343,215             11,949,722

                                                                                      Nine Months Ended
                                                     Quarter Ended September 30,        September 30,
                                                       2002              2001            2002            2001
                                                   -------------    -------------    -------------  -------------

          Revenues                                    $ 352,579         $  231,019      $ 976,888       $  867,279
          Expenses                                      (77,006 )          (75,105 )     (259,509 )       (204,861 )
          Provision for write-down of assets                 --           (781,741 )           --         (781,741 )
                                                   -------------    ---------------  -------------  ---------------
              Income (Loss) from continuing
                 operations                             275,573           (625,827 )      717,379         (119,323 )
                                                   -------------    ---------------  -------------  ---------------
          Discontinued operations:
              Revenues                                       --             54,099         83,018          162,299
              Expenses                                       --             (5,637 )      (16,956 )        (41,180 )
              Gain on disposal of assets                     --                 --        872,385               --
                                                   -------------    ---------------  -------------  ---------------
                                                             --             48,462        938,447          121,119
                                                   -------------    ---------------  -------------  ---------------

          Net income (loss)                           $ 275,573         $ (577,365 )   $1,655,826        $   1,796
                                                   =============    ===============  =============  ===============

         The Partnership recognized income of $501,374 and a loss of $172,796 during the nine months ended September 30, 2002 and 2001, respectively, of which income of $89,270 and a loss of $379,183 were recorded during the quarters ended September 30, 2002 and 2001, respectively, from these joint ventures and tenants-in-common.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


5.       Discontinued Operations:

         In April 2002, the Partnership sold its property in San Marcos, Texas to a unrelated third party for a sales price of approximately $1,202,700 and received net sales proceeds of approximately $1,161,100 resulting in a gain of approximately $169,400. In July 2002, the
         Partnership  entered  into a  contract  with  the  tenant  to sell  the property in Allegan, Michigan (see Note 7). As a result, the Partnership reclassified the assets from gross investment in direct financing leases to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amount or fair value, less cost to sell. The financial results of these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The  operating  results  of  discontinued   operations  for  the  above
         properties are as follows:

                                                                                         Nine Months Ended
                                                      Quarter Ended September 30,          September 30,
                                                        2002              2001            2002            2001
                                                    -------------     -------------   ------------   ---------------

          Rental revenues                              $  17,996         $   44,502      $ 110,402       $  134,246
          Expenses                                            --            (14,868 )       (5,191 )        (14,868 )
          Gain (loss) on disposal of assets                   --                 --        169,412               --
                                                    -------------     --------------  -------------  ---------------

          Gain from discontinued operations            $  17,796         $   29,634      $ 274,623       $  119,378
                                                    =============     ==============  =============  ===============

6.       Related Party Transactions:

         In January 2002, the Partnership and CNL Income Fund XVIII, Ltd., as tenants-in-common, acquired a property, in Austin, Texas, for a purchase price of approximately $1,120,800 (see Note 4). In addition, in June 2002, the Partnership acquired a property in Houston, Texas for a purchase price of approximately $1,281,500 (see Note 3) and in a separate transaction, Ashland Joint Venture acquired a property in San Antonio, Texas for an approximate cost of $1,343,000 (see Note 4). The Partnership acquired these Properties from CNL Funding 2001-A, LP, an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership and the joint ventures. The respective purchase prices paid by the Partnership and the joint ventures represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties.

7.       Commitment:

         In July 2002, the Partnership entered into an agreement with the tenant to sell the property in Allegan, Michigan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 35 Properties directly and owned 13 Properties indirectly through joint venture and tenancy in common arrangements. As of September 30, 2002, the Partnership owned 35 Properties directly and 13 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) was $2,557,619 and $2,359,504 for the nine months ended September 30, 2002 and 2001, respectively. The increase in cash from operating activities for the nine months ended September 30, 2002 was primarily a result of changes in income and expenses, as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the nine months ended September 30, 2002.

         In January 2002, the Partnership reinvested the proceeds from the 2001 liquidation of Peoria Joint Venture in a Property in Austin, Texas, as tenants-in-common with CNL Income Fund XVIII, Ltd., a Florida limited partnership and an affiliate of the general partners. The Partnership acquired the Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the tenancy in common. The purchase price paid by the tenancy in common represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Property.

         In April 2002, the Partnership sold its Property in San Marcos, Texas to an unrelated third party for a sales price of approximately $1,202,700 and received net sales proceeds of approximately $1,161,100 resulting in a gain on disposal of discontinued operations of approximately $169,400. In May 2002, CNL Restaurant Investments III Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Greensboro, North Carolina to the tenant for a sales price of approximately $1,145,500 and received net sales proceeds of approximately $1,143,500 resulting in a gain to the joint venture of approximately $371,500. The Partnership received approximately $571,700 as a return of capital from the joint venture. In addition, in June 2002, Ashland Joint Venture, in which the Partnership owns a 10.51% interest, sold its Property in Ashland, New Hampshire to the tenant for a sales price of approximately $1,477,500 and received net sales proceeds of $1,472,900 resulting in a gain to the joint venture of approximately $500,900. The Partnership reinvested the majority of the net sales proceeds from the sale of the Property in San Marcos, Texas and a portion of the return of capital received from CNL Restaurant Investments III Joint Venture in a Property in Houston, Texas at an approximate cost of $1,281,500. Ashland Joint Venture used the majority of the proceeds to invest in a Property in San Antonio, Texas at an approximate cost of $1,343,000. The Partnership and joint venture acquired these Properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and joint venture. The purchase price paid by the Partnership and joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire the Properties.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2002, the Partnership had $953,218 invested in such short-term investments, as compared to $1,565,888 at December 31, 2001. The decrease in cash and cash equivalents at September 30, 2002 was primarily a result of the fact that the Partnership used the majority of the liquidation proceeds received from Peoria Joint Venture to invest in a Property in Austin, Texas with CNL Income Fund XVIII, Ltd. as tenants-in-common. The funds remaining at September 30, 2002, after payment of distributions, will be used to pay other liabilities.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         Total liabilities of the Partnership, including distributions payable, were $1,044,108 at September 30, 2002, as compared to $1,002,661 at December 31, 2001, primarily due to an increase in real estate taxes payable and amounts due to related parties. The increase was partially offset by a decrease in rents paid in advance and deposits at September 30, 2002, as compared to December 31, 2001. Total liabilities at September 30, 2002, to the extent they exceed cash and cash equivalents at September 30, 2002, will be paid from future cash from operations and in the event the general partners elect to make additional contributions, from general partners' contributions.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $2,700,003 for each of the nine months ended September 30, 2002 and 2001 ($900,001 for each applicable quarter.) This represents distributions for each of the nine months ended of $0.68 per unit ($0.23 for each applicable quarter.) No distributions were made to the general partners for the quarters and nine months ended September 30, 2002 and 2001. No amounts distributed to the limited partners for the nine months ended September 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues for the Partnership were $2,070,276 for the nine months ended September 30, 2002, as compared to $2,011,076 in the comparable period of 2001, of which $725,474 and $671,179 were earned during the quarters ended September 30, 2002 and 2001, respectively. The increase in rental revenues during 2002 was due to the acquisition of a Property in Houston, Texas, as described in "Capital Resources" above. Although this Property replaced a Property that was sold, the rental revenues and expenses related to disposed Properties are reported as discontinued operations in the financial statements as required by a newly adopted accounting pronouncement, as described below.

         During the quarters and nine months ended September 30, 2002 and 2001 the Partnership did not receive any rental income relating to the Property in Ft. Pierce, Florida, which has been vacant since 1999. Rental revenues are expected to remain at reduced amounts until such time as the Partnership executes a new lease. The Partnership is currently seeking a new tenant for this Property.

         During the nine months ended September 30, 2002 and 2001, the Partnership also earned $35,924 and $14,703, respectively, in contingent rental income, of which $12,828 and $5,091 were earned during the quarters ended September 30, 2002 and 2001. The increase in contingent rental income earned during the nine months ended September 30, 2002, was partially attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         During the quarters and nine months ended September 30, 2002 and 2001, the Partnership earned $5,487 and $29,759, respectively, in interest and other income, of which $1,850 and $3,440 were earned during the quarters ended September 30, 2002 and 2001. The decrease in interest and other income during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was primarily due to a decrease in the average cash balance and due to a decline in interest rates.

         During the nine months ended September 30, 2002 and 2001, the Partnership recorded income of $501,374 and a loss of $172,796, respectively, attributable to the net operating results reported by unconsolidated joint ventures of which income of $89,270 and a loss of $379,183 were recorded during the quarters ended September 30, 2002 and 2001, respectively. The income recognized during the quarter and nine months ended September 30, 2002, as compared to the losses for the same periods of 2001, was primarily attributable to the fact that in May 2002 CNL Restaurant Investments III Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Greensboro, North Carolina to the tenant, as described below. In addition, in June 2002, Ashland Joint Venture, in which the Partnership owns a 10.51% interest, sold its Property in Ashland, New Hampshire to the tenant, as described below. These sales resulted in a net gain of $872,385 to these joint ventures, as described below.

         The increase in net income earned from joint ventures during the quarter and nine months ended September 30, 2002 was also due to the fact that in April 2001, the Partnership used a portion of the net sales proceeds received from the 2000 sale of its Property in Lancaster, New York to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., each of which is an affiliate of the general partners, to purchase and hold one restaurant Property. The increase in net income earned from the joint ventures was also partially a result of the fact that in January 2002, the Partnership used the majority of the liquidation proceeds received from the 2001 dissolution of Peoria Joint venture to invest in a Property in Austin, Texas with CNL Income Fund XVIII, Ltd., an affiliate of the general partners, as tenants-in-common. The net income earned by joint ventures during the nine months ended September 30, 2002, as compared to the losses for the nine months ended September 30, 2001, was partially due to the fact that during 2001, the tenant of the Property owned by Ocean Shores Joint Venture, in which the Partnership owns a 69.06% interest, experienced financial difficulties, ceased operations and vacated the Property. As a result, during 2001 the joint venture stopped recording rental revenue. In addition, Ocean Shores Joint Venture recorded a provision for write-down of assets of approximately $781,700. The provision represented the difference between the carrying value of the Property and its fair value. The joint venture will not record rental revenue relating to this Property until it locates a new tenant for this Property. The joint venture is seeking a new tenant for this Property.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $539,778 and $938,317 for the nine months ended September 30, 2002 and 2001, respectively, of which $168,231 and $509,450 were incurred for the quarters ended September 30, 2002 and 2001, respectively. Operating expenses were higher during the quarter and nine months ended September 30, 2001, as compared to the same periods of 2002, due to the fact that the Partnership recorded a provision for write-down of assets of $306,659 related to the property in Ft. Pierce, Florida, the tenant of which vacated the Property in 1999 and ceased payment of rents under the terms of its lease agreement. The provision represented the difference between the carrying value of the Property at September 30, 2001 and its fair value. In addition, during the quarter and nine months ended September 30, 2001, the Partnership recorded a provision for write-down of assets in the amount of $84,527 in connection with the anticipated sale of the Property in North Richland Hills, Texas. The contract for the sale of this Property was subsequently terminated.

         The decrease in operating expenses during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was primarily the result of a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease in operating expenses during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was partially offset by the fact that during the nine months ended September 30, 2002, the Partnership elected to reimburse the tenant of the Property in Las Cruces, New Mexico for certain renovation costs.

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

         During the nine months ended September 30, 2002, the Partnership identified and sold a Property that met the criteria of this standard and was classified as Discontinued Operations in the accompanying financial statements. The Partnership reinvested the proceeds from the sale of this Property in an additional income producing Property.

         In addition, during the nine months ended September 30, 2002, CNL Restaurant Investments III Joint Venture and Ashland Joint Venture each identified and sold a Property that met the criteria of this standard. The financial results of these Properties are reflected as Discontinued Operations in the condensed joint venture financial information presented in the footnotes to the accompanying financial statements. The tenants exercised their option to purchase the Properties under the terms of their respective leases and the proceeds from the sales were reinvested in additional income producing Properties.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.   Inapplicable.
          ------------------

Item 2.   Changes in Securities.   Inapplicable.
          ----------------------

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

                  10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

                  99.1 Certification of Chief Executive Officer. of Corporate General Partner Pursuant to 18 U.S.C.
                           Section 1350 as Adopted Pursuant to Section 906 of the Sabanes Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sabanes Oxley Act of 2002.

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of November, 2002.


                                            CNL INCOME FUND X, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ---------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  ---------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund X, Ltd. (the "registrant"), certify that:

         1. I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  the
            registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002


/s/ James M. Seneff, Jr.
---------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund X, Ltd. (the "registrant") certify that:

         1. I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  the
            registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002


/s/ Robert A. Bourne
---------------------------
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX


Exhibit Number

        (c)   Exhibits

                3.2 Affidavit and Certificate of Limited Partnership of CNL Income Fund X, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

                4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund X, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

                4.3 Amended and Restated Agreement of Limited Partnership of CNL Income Fund X, Ltd. (Included as Exhibit 3.3 to Post-Effective Amendment No. 4 to Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

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

                10.6 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as
                         Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

                10.7 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP (Included as
                         Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001, and incorporated herein by reference.)

                10.8 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

                  99.1     Certification   of  Chief   Executive   Officer.   of
                           Corporate  General  Partner.  Pursuant  to 18  U.S.C.
                           Section 1350 as Adopted Pursuant to Section 906 of the Sabanes Oxley Act of 2002.

                  99.2 Certification of Chief Financial Officer of Corporate General Partner. Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sabanes Oxley Act of 2002.

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2