Form 10-K
period 2002-12-31
CNL INCOME FUND X LTD
filed 2003-03-31
CIK 863785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-20016

                             CNL INCOME FUND X, LTD.
             (Exact name of registrant as specified in its charter

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes___ No X --

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

         As of December 31, 1999, the Partnership owned 36 Properties directly and owned 13 Properties indirectly through joint venture or tenancy in common arrangements. During 2000, the Partnership sold its Property in Lancaster, New York and during 2001, the Partnership reinvested a portion of the net sales proceeds from the sale of this Property in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., each a Florida limited partnership and an affiliate of the General Partners, to purchase and hold one Property. In addition, during 2001, the Partnership and its joint venture partner liquidated Peoria Joint Venture and the Partnership received its pro rata share of the liquidation proceeds. During the year ended December 31, 2002, the Partnership reinvested the majority of the liquidation proceeds from Peoria Joint Venture in a Property in Austin, Texas, as tenants-in-common, with CNL Income Fund XVIII, Ltd., which is a Florida limited partnership and an affiliate of the General Partners. In addition, during 2002, the Partnership sold its Properties in San Marcos, Texas and Ft. Pierce, Florida. Also during 2002, CNL Restaurant Investments III, in which the Partnership owns a 50% interest, and Ashland Joint Venture, in which the Partnership owns a 10.51% interest, sold their respective Properties in Greensboro, North Carolina and Ashland, New Hampshire. The Partnership used the proceeds from the sale of the Property in San Marcos, Texas and the return of capital for its pro-rata share of the net sales proceeds relating to the Property in Greensboro, North Carolina to acquire a Property in Houston, Texas. Ashland Joint Venture used the proceeds from the sale of the Property in Ashland, New Hampshire to reinvest in a Property in San Antonio, Texas. The Partnership intends to use the net sales proceeds from the sale of the Property in Ft. Pierce, Florida to invest in an additional Property. As of December 31, 2002, the Partnership owned 47 Properties, including interests in ten Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common. The Properties are, in general, leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. Generally, the leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the Properties owned as tenants-in-common with affiliates of the General
Partners provide for initial terms ranging from 10 to 20 years (the average being 17 years) and expire between 2006 and 2020. The leases are generally on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $28,800 to $218,200. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the second to the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 37 of the Partnership's 47 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 2002, the Partnership reinvested the net sales proceeds it received from the liquidation of Peoria Joint Venture in a Property in Austin, Texas, with CNL Income Fund XVIII, Ltd., as tenants-in-common. In June 2002, the Partnership reinvested the net sales proceeds from the sale of the Property in San Marcos, Texas and the return of capital received from CNL Restaurant Investments III in a Property in Houston, Texas. In addition, in June 2002, Ashland Joint Venture, in which the Partnership owns a 10.51% interest, sold its Property in Ashland, New Hampshire and reinvested the net sales proceeds in a Property in San Antonio, Texas. The lease terms for these Properties are substantially the same as the Partnership's other leases, as described above.

Major Tenants

         During 2002, three lessees (or groups of affiliated tenants) of the Partnership and its consolidated joint venture, (i) Golden Corral Corporation,
(ii) Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control of Jack in the Box Inc.) (hereinafter referred to as "Jack in the Box Inc."), and (iii) Carrols Corporation and Texas Taco Cabana, LP (which are affiliated entities under common control) (hereinafter referred to as ("Carrols Corp.") each contributed more than 10% of the Partnership's total rental revenues (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2002, Golden Corral Corporation was the lessee under leases relating to six restaurants, Jack in the Box Inc. was the lessee under leases relating to five restaurants and Carrols Corp. was the lessee under leases related to six restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than 10% of the Partnership's total rental revenues in 2003. In addition, four Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Hardee's, Burger King, and Jack in the Box, each accounted for more than 10% of the Partnership's total rental revenues during 2002 (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that these four Restaurant Chains each will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could have a material adverse affect on the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2002, no single tenant or groups of affiliated tenants lease Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2002:

               Entity Name             Year      Ownership               Partners                    Property
      CNL Restaurant Investments III   1992       50.00 %      CNL Income Fund IX, Ltd.        Dover, NH
                                                                                               Metrairie, LA
                                                                                               Lafayette, LA
                                                                                               Nashua, NH
                                                                                               Pontiac, IL

      Allegan   Real  Estate   Joint   1992       88.26%      A Third Party Partner            Allegan, MI
           Venture

      Ashland Joint Venture            1992       10.51%      CNL Income Fund IX, Ltd.         San Antonio, TX
                                                              CNL Income Fund XI, Ltd.

      Williston  Real  Estate  Joint   1993       40.95%      CNL Income Fund XII, Ltd.        Williston, FL
           Venture

      CNL Income Fund IV, Ltd.,  CNL   1996       13.00%      CNL Income Fund IV, Ltd.         Clinton, NC
           Income  Fund  VI,   Ltd.,                          CNL Income Fund VI, Ltd.
           CNL  Income  Fund X, Ltd.                          CNL Income Fund XV, Ltd.
           and CNL  Income  Fund XV,
           Ltd., Tenants in Common

      CNL  Income  Fund  III,  Ltd.,   1997        6.69%      CNL Income Fund III,  Ltd.       Miami, FL
           CNL   Income   Fund  VII,                          CNL Income Fund VII, Ltd.
           Ltd.,  CNL Income Fund X,                          CNL Income Fund XIII, Ltd.
           Ltd.  and CNL Income Fund
           XIII,  Ltd.,  Tenants  in
           Common

      Ocean Shores Joint Venture       1999       69.06%      CNL Income Fund XVII, Ltd.       Ocean Shores, WA

      CNL   VIII,   X,  XII   Kokomo   2001       10.00%      CNL Income Fund VIII, Ltd.       Kokomo, IN
           Joint Venture                                      CNL Income Fund XII, Ltd.

      CNL  Income  Fund X, Ltd.  and   2002       81.65%      CNL Income Fund XVIII, Ltd.      Austin, TX
           CNL  Income  Fund  XVIII,
           Ltd., Tenants in Common

         CNL Restaurant Investments III was formed to hold six Properties; however, all other joint ventures or tenancies in common were formed to hold one Property. During 2002, CNL Restaurant Investments III sold its Property in Greensboro, North Carolina and returned the pro rata share of the net sales proceeds to the Partnership as a return of capital. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership has management control of Allegan Joint Venture and shares management control equally with the affiliates of the General Partners for the other joint ventures.

         The joint venture and tenancy in common arrangements provide for the Partnership and its partners to share in all costs and benefits in proportion to each partner's percentage interest in the business entity. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the business entity.

         The joint venture agreement for CNL Restaurant Investments III does not provide for a fixed term, but continues in existence until terminated by either of the joint venturers. Ashland Joint Venture has an initial term of 14 years and CNL VIII, X, XII Kokomo Joint Venture has an initial term of 30 years. Each of the other joint ventures has an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer to assign its joint venture or tenancy in common interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         During 2002, the Partnership reinvested the majority of the 2001 liquidation proceeds from Peoria Joint Venture in a Property in Austin, Texas, as tenants-in-common, with CNL Income Fund XVIII, Ltd., which is a Florida limited partnership and an affiliate of the General Partners. In addition, during 2002, CNL Restaurant Investments III sold its Property in Greensboro, North Carolina. The Partnership received a return of capital from CNL Restaurant Investments III, and used these proceeds to acquire a Property in Houston, Texas. Ashland Joint Venture sold its Property in Ashland, New Hampshire and reinvested the net sales proceeds in a Property in San Antonio, Texas.

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

Certain Management Services

         RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. CNL APF Partners, LP assigned its rights in, and its obligations under, the management agreement with the Partnership to RAI Restaurants, Inc. ("Advisor") effective January 1, 2002. All of the terms and conditions of the management agreement, including the payment of fees, remained unchanged. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2002, the Partnership owned 47 Properties. Of the 47 Properties, 34 are owned by the Partnership in fee simple, 10 are owned indirectly through joint venture arrangements and three are owned indirectly through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,700 to 200,900 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned, either directly or indirectly, by the Partnership as of December 31, 2002 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2002.

          State                                 Number of Properties

          Alabama                                          2
          Florida                                          4
          Idaho                                            1
          Illinois                                         1
          Indiana                                          1
          Louisiana                                        2
          Michigan                                         2
          Missouri                                         1
          Montana                                          5
          Nebraska                                         1
          New Hampshire                                    2
          New Mexico                                       3
          New York                                         1
          North Carolina                                   3
          Ohio                                             3
          Pennsylvania                                     1
          South Carolina                                   1
          Tennessee                                        3
          Texas                                            9
          Washington                                       1
                                                         ------
          TOTAL PROPERTIES                                47
                                                         ======

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,800 to 10,700 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2002, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $27,602,038 and $14,363,028, respectively.

         The following table lists the Properties owned, either directly or indirectly, by the Partnership as of December 31, 2002 by Restaurant Chain.

               Restaurant Chain                       Number of Properties

                Burger King                                        11
                Chevy's Fresh Mex                                   1
                Denny's                                             3
                Golden Corral                                       6
                Hardee's                                            7
                Jack in the Box                                     5
                Long John Silver's                                  2
                Pizza Hut                                           5
                Shoney's                                            2
                Taco Cabana                                         3
                Other                                               2
                                                                 -----
                TOTAL PROPERTIES                                   47
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

         At December 31, 2002, 2001, 2000, 1999 and 1998, the Properties were 98%, 97%, 97%, 96% and 96% occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:

                                      2002              2001             2000              1999              1998
                                  --------------    -------------    --------------    -------------     -------------
Rental Revenues (1)(2)              $ 3,453,753     $ 3,345,782        $3,462,549       $3,490,765        $3,163,838
Properties (2)                               46              47                47               47                47
Average Rent Per Property             $  75,082      $   71,187          $ 73,671         $ 74,272          $ 67,316

(1) Rental revenues includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements.

(2) Excludes Properties that were vacant at December 31, which did not generate rental revenues.

         The following is a schedule of lease expirations for leases in place as of December 31, 2002 for the next ten years and thereafter.

                                                                            Percentage of
                                Number           Annual Rental              Gross Annual
  Expiration Year              of Leases            Revenues                Rental Income
--------------------         --------------     -----------------         ------------------
           2003                     --                      $     --                        --
           2004                     --                            --                        --
           2005                     --                            --                        --
           2006                      8                       601,486                    17.31%
           2007                      3                       538,740                    15.50%
           2008                     --                            --                        --
           2009                      4                       416,429                    11.98%
           2010                      1                       107,505                     3.09%
           2011                      5                       326,081                     9.38%
           2012                      20                    1,252,757                    36.05%
           Thereafter                5                       232,336                     6.69%
                                  ---------          ----------------         -----------------
           Total (1)                 46                 $  3,475,334                   100.00%
                                  =========          ================         =================


(1)      Excludes one Property which was vacant at December 31, 2002.

         Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 2002 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases six Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2007 and 2016) and the average minimum base rent is approximately $163,400 (ranging from approximately $88,000 to $218,200).

         Jack in the Box Inc. leases five Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2009 and 2012) and the average minimum base rent is approximately $100,000 (ranging from approximately $74,800 to $120,200).

         Carrols Corp. leases three Burger King restaurants and three Taco Cabana restaurants. The initial term of each lease is 18 to 20 years (expiring between 2011 and 2020) and the average minimum base rent is approximately $107,500 (ranging from approximately $83,100 to $138,000).


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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 10, 2003, there were 3,481 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2002, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase) may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception, the price for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2002 and 2001 other than pursuant to the Plan, net of commissions.

                                             2002 (1)                               2001 (1)
                                 ----------------------------------     ----------------------------------
                                   High         Low        Average        High         Low       Average
                                 ---------    --------    ----------    ---------    --------   -----------
         First Quarter              $7.99      $ 6.02        $ 7.31        $7.56      $ 7.10        $ 7.34
         Second Quarter              7.40        7.32          7.36         7.36        7.36          7.36
         Third Quarter               9.50        6.02          8.08         7.54        4.65          7.19
         Fourth Quarter              8.65        7.94          8.30         8.00        6.30          7.67

(1)      A total of 22,690 and 16,779 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2002  and  2001,
         respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the partnership agreement.

         For the years ended December 31, 2002 and 2001, the Partnership declared cash distributions of $3,600,004 to the Limited Partners. Distributions of $900,001 were declared to the Limited Partners at the close of each of the Partnership's calendar quarters during 2002 and 2001. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to partners for the years ended December 31, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data

                                         2002             2001              2000             1999              1998
                                     -------------    -------------     -------------    -------------     -------------
Year ended December 31:
  Continuing Operations (4):
      Revenues                        $ 2,936,741       $ 2,839,278       $ 2,841,757     $ 2,918,317         $ 3,280,564
      Equity (loss) in
         earnings joint ventures          578,394           (88,921 )         449,576         380,616             292,013
      Income from continuing
         operations (1)                 2,843,823         1,989,536         2,677,118       2,164,516           1,988,795

  Discontinued Operations (4):
      Revenues                             56,677           104,024           103,828         146,544              63,785
      Income (loss) from
         discontinued
         operations (3)                   183,329          (256,882 )        (211,330 )       104,885            (109,937)

  Net income                            3,027,152         1,732,654         2,465,788       2,269,401           1,878,858

  Net income (loss) per unit:
      Continuing operations             $    0.71         $    0.48         $    0.67       $    0.54           $    0.49
      Discontinued operations                0.05             (0.05 )           (0.05 )          0.03               (0.02)
                                     -------------    -------------     -------------    -------------     -------------
         Total                          $    0.76         $    0.43         $    0.62       $    0.57           $    0.47
                                     =============    =============     =============    =============     =============

Cash distributions declared (2)       $ 3,600,004       $ 3,600,004      $ 3,600,0040     $ 3,600,004         $ 3,680,004
Cash distributions declared
    per unit (2)                             0.90              0.90              0.90            0.90                0.92

At December 31:
  Total assets                       $ 29,592,357      $ 30,087,645      $ 32,124,183    $ 33,248,120        $ 34,480,865
  Total partners' capital              28,447,876        29,020,728        30,888,078      32,022,294          33,352,897

(1)      Income from  continuing  operations  for the years ended  December  31,
         2000,  1999  and  1998,   includes   $50,755,   $32,499  and  $218,960,
         respectively, from gains on sale of assets. Income from continuing operations for the years ended December 31, 2001, 1999 and 1998, includes $84,527, $377,266 and $1,307,585, respectively, from provision for write-down of assets.

(2) Distributions for the year ended December 31, 1998 include a special distribution to the Limited Partners of $80,000 which represented cumulative excess operating reserves.

(3) Income from discontinued operations for the years ended December 31, 2001, 2000 and 1998 includes $306,659, $287,275 and $151,828 from provisions for write-down of assets.

(4) Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on net income. The results of operations relating to Properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations. The results of operations relating to Properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $28,800 to $218,200. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase. As of December 31, 2001 and 2000, the Partnership owned 35 Properties directly and 13 Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2002, the Partnership owned 34 Properties directly and 13 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $3,465,982, $3,127,850, and $3,298,666, for the years ended December 31, 2002, 2001, and 2000, respectively. Cash from operating activities during 2002, as compared to 2001, remained flat. The decrease in cash from operating activities during 2001, as compared to the previous year, was a result of changes in income and expenses and changes in the Partnership's working capital.

         Other sources and uses of cash included the following during the years ended December 31, 2002, 2001, and 2000.

         In December 2000, the Partnership sold its Property in Lancaster, New York to a third party and received net sales proceeds of $749,675. The Partnership had recorded a provision for write-down of assets relating to this Property of $387,202 in 1998 due to the tenant filing for bankruptcy. The provision represented the difference between the carrying value of the Property and its estimated fair value. During 2000, the Partnership recorded a gain relating to the sale of this Property of $50,755, resulting in an aggregate net loss of approximately $336,400. In April 2001, the Partnership reinvested a portion of the proceeds from the sale of this Property in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., each of which is a Florida limited partnership pursuant to the laws of the state of Florida and an affiliate of the General Partners, to purchase and hold one restaurant Property. The joint venture acquired this Property from CNL BB Corp., an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the joint venture. The Partnership contributed approximately $211,200 and had a 10% interest in the profits and losses of the joint venture as of December 31, 2002.

         In addition, during 2000, the Partnership entered into a promissory note with the corporate General Partner for a loan in the amount of $125,000 in connection with the operations of the Partnership. The note was uncollateralized, non-interest bearing and due on demand. As of December 31, 2000, the Partnership had repaid the loan in full to the corporate General Partner. No such promissory notes were entered into during the years ended December 31, 2002 and 2001.

         In August 2001, Peoria Joint Venture, in which the Partnership owned a 52% interest, sold its Property to a third party for approximately $1,786,900, resulting in a gain of approximately $136,700. As a result, the Partnership received approximately $899,500 representing its pro-rata share of the liquidation proceeds received by the joint venture. In September 2001, Peoria Joint Venture was dissolved in accordance with the joint venture agreement. No gain or loss on the dissolution of the joint venture was recorded. In January 2002, the Partnership reinvested the majority of the liquidation proceeds in a Property in Austin, Texas, as tenants-in-common with CNL Income Fund XVIII, Ltd., which is a Florida limited partnership and an affiliate of the General Partners. As of December 31, 2002, the Partnership had contributed $915,171 for an 81.65% interest in this Property. The Partnership acquired the Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the tenancy in common. The purchase price paid by the tenancy in common represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Property.

         In April 2002, the Partnership sold its Property in San Marcos, Texas to a third party and received net sales proceeds of approximately $1,161,100, resulting in a gain on disposal of discontinued operations of approximately $169,400. In May 2002, CNL Restaurant Investments III, in which the Partnership owns a 50% interest, sold its Property in Greensboro, North Carolina to the tenant and received net sales proceeds of approximately $1,143,500, resulting in a gain to the joint venture of approximately $371,500. The Partnership received approximately $571,700 as a return of capital from the joint venture. In addition, in June 2002, Ashland Joint Venture, in which the Partnership owns a 10.51% interest, sold its Property in Ashland, New Hampshire to the tenant and received net sales proceeds of $1,472,900, resulting in a gain to the joint venture of approximately $500,900. The Partnership reinvested the majority of the net sales proceeds from the sale of the Property in San Marcos, Texas and a portion of the return of capital received from CNL Restaurant Investments III in a Property in Houston, Texas at an approximate cost of $1,281,500. Ashland Joint Venture used the majority of the proceeds to invest in a Property in San Antonio, Texas at an approximate cost of $1,343,000. The Partnership and joint venture acquired these Properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and joint venture. The purchase price paid by the Partnership and joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Properties. In December 2002, the Partnership sold its Property in Ft. Pierce, Florida to a third party and received net sales proceeds of approximately $329,200, resulting in a loss on disposal of discontinued operations of approximately $2,200. The Partnership had recorded provisions for write-down of assets totaling $593,934 in previous years. The Partnership intends to reinvest the sales proceeds in an additional Property.

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

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties are invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to partners or to reinvest in additional Properties. At December 31, 2002, the Partnership had $1,287,619 invested in such short-term investments as compared to $1,565,888 at December 31, 2001. The decrease in cash and cash equivalents during 2002 was primarily attributable to the fact that in 2002, the Partnership reinvested its pro rata share of the liquidation proceeds from the 2001 dissolution of Peoria Joint Venture. The decrease in cash and cash equivalents was partially offset because as of December 31, 2002, the Partnership had not reinvested the sales proceeds received from the sale of the Property in Ft. Pierce, Florida. As of December 31, 2002, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately one percent annually. The funds remaining at December 31, 2002, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operating activities remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $3,600,004, for the years ended December 31, 2002, 2001 and 2000. This represents distributions of $0.90 per Unit for the years ended December 31, 2002, 2001 and 2000. No distributions were made to the General Partners during the years ended December 31, 2002, 2001 and 2000, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 2002, 2001 and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2002, 2001 and 2000.

         As of December 31, 2002 and 2001, the Partnership owed $17,330 and $5,539, respectively, to affiliates for accounting and administrative services. As of March 15, 2003, the Partnership had reimbursed the affiliates for these amounts. Other liabilities, including distributions payable, increased to $1,064,171 at December 31, 2002, from $997,122 at December 31, 2001, primarily as a result of an increase in rents paid in advance and deposits. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumptions regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities periodically for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         When the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Total rental revenues were $2,841,093 during the year ended December 31, 2002 as compared to $2,755,476 for the same period of 2001. The increase in rental revenues during 2002 was due to the acquisition of a Property in Houston, Texas. Although this Property replaced a Property that was sold, the rental revenues and expenses related to disposed Properties are reported as discontinued operations in the financial statements as required by a newly adopted accounting pronouncement, as described below.

         The Partnership also earned $89,619 in contingent rental income for the year ended December 31, 2002 as compared to $51,376 for the same period of 2001. Contingent rental income was higher during 2002 because the Partnership deferred the recognition of certain percentage rental income during 2001, until the tenants' gross sales met certain thresholds in 2002.

         During the year ended December 31, 2002, the Partnership also earned $6,029 as compared to $32,426 for the same period of 2001 in interest and other income. Interest and other income were lower during 2002 due to a decrease in the average cash balance as a result of the reinvestment of sales proceeds received in 2001 and due to a decline in interest rates.

         For the years ended December 31, 2002 and 2001, the Partnership recorded income of $578,394 and a loss of $88,921, respectively, attributable to the net operating results reported by unconsolidated joint ventures in which the Partnership is a co-venturer. The income recognized during 2002, as compared to the losses for the same period of 2001, was primarily attributable to net gains of $872,385 recognized by joint ventures on sales of Properties in 2002. In May 2002, CNL Restaurant Investments III, in which the Partnership owns a 50% interest, sold its Property in Greensboro, North Carolina to the tenant. In addition, in June 2002, Ashland Joint Venture, in which the Partnership owns a 10.51% interest, sold its Property in Ashland, New Hampshire to the tenant.

         The increase in net income earned from joint ventures during 2002 was also due to the fact that in April 2001, the Partnership used a portion of the net sales proceeds received from the 2000 sale of its Property in Lancaster, New York to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., each of which is an affiliate of the General Partners, to purchase and hold one restaurant Property. Net income earned from the joint ventures also increased because, in January 2002, the Partnership used the majority of the liquidation proceeds received from the 2001 dissolution of Peoria Joint Venture to invest in a Property in Austin, Texas with CNL Income Fund XVIII, Ltd., an affiliate of the General Partners, as tenants-in-common. The net losses experienced by joint ventures in 2001 was mainly due to the fact that, during 2001, the tenant of the Property owned by Ocean Shores Joint Venture, in which the Partnership owns a 69.06% interest, experienced financial difficulties, ceased operations and vacated the Property. As a result, during 2001 the joint venture stopped recording rental revenue and also recorded a provision for write-down of assets of approximately $781,700. The provision represented the difference between the carrying value of the Property and its fair value. The joint venture will not record rental revenues relating to this Property until it locates a new tenant for this Property. The joint venture is seeking a new tenant for this Property.

         During the year ended December 31, 2002, three lessees (or groups of affiliated tenants) of the Partnership and its consolidated joint venture, (i) Golden Corral Corporation, (ii) Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control of Jack in the Box Inc.) (hereinafter referred to as "Jack in the Box Inc."), and (iii) Carrols Corporation and Texas Taco Cabana, LP (which are affiliated entities under common control) (hereinafter referred to as ("Carrols Corp.") each contributed more than 10% of the Partnership's total rental revenues (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2002, Golden Corral Corporation was the lessee under leases relating to six restaurants, Jack in the Box Inc. was the lessee under leases relating to five restaurants and Carrols Corp. was the lessee under leases related to six restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees will continue to contribute more than 10% of the Partnership's total rental revenues during 2003. In addition, during the year ended December 31, 2002, four Restaurant Chains, Golden Corral, Hardee's, Burger King, and Jack in the Box, each accounted for more than 10% of the Partnership's total rental revenues (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates as tenants-in-common). In 2003, it is anticipated that these four Restaurant Chains will continue to account for more than 10% of the Partnership's total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $663,050 for the year ended December 31, 2002 as compared to $752,126 for the same period of 2001. Operating expenses were higher during 2001, as compared to the same period of 2002, because the Partnership recorded a provision for write-down of assets in the amount of $84,527 in connection with the anticipated sale of the Property in North Richland Hills, Texas. The contract for the sale of this Property was subsequently terminated. In addition, the Partnership incurred higher administrative expenses for servicing the Partnership and its Properties during 2001. The decrease in operating expenses during 2002, as compared to 2001, was partially offset by an increase in depreciation expense as a result of the acquisition of the Property in Houston, Texas.

         In July 2002, the Partnership entered into a contract with the tenant to sell the Property in Allegan, Michigan. The contract for the sale of this Property was subsequently terminated.

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

         During 2002, the Partnership identified and sold two Properties that met the criteria of this standard and were classified as Discontinued Operations in the accompanying financial statements. The Partnership sold its Property in San Marcos, Texas, resulting in a gain of approximately $169,400. In addition, the Partnership sold its Property in Ft. Pierce, Florida, resulting in a loss of approximately $2,200. The Partnership had recorded provisions for write-down of assets of $306,659 and $287,275 in 2001 and 2000, respectively, relating to the Property in Ft. Pierce, Florida because the tenant vacated the Property and ceased payment of rents to the Partnership in 1999. The provisions represented the difference between the carrying value of the property and its estimated fair value. The Partnership reinvested the proceeds from the sale of one Property in an additional Property and intends to reinvest the proceeds from the other Property during 2003.

         In addition, during the 2002, CNL Restaurant Investments III and Ashland Joint Venture each identified and sold a Property that met the criteria of this standard. The joint ventures recognized gains of $872,385 from the sales of the Properties in Greensboro, North Carolina and Ashland, New Hampshire. The financial results of these Properties are reflected as Discontinued Operations in the condensed joint venture financial information presented in the footnotes to the accompanying financial statements. The tenants exercised their option to purchase the Properties under the terms of their respective leases and the proceeds from the sales were reinvested in additional Properties.

Comparison of year ended December 31, 2001 to year ended December 31, 2000

         Total rental revenues were $2,755,476 during the year ended December 31, 2001 as compared to $2,745,737 for the same period of 2000. The Partnership also earned $51,376 in contingent rental income for the year ended December 31, 2001 as compared to $65,717 for the same period of 2000. The decrease in contingent rental income was primarily attributable to a decrease in gross sales relating to certain restaurant properties whose leases require the payment of contingent rent.

         During the year ended December 31, 2001, the Partnership also earned $32,426 as compared to $30,303 for the same period of 2000 in interest and other income.

         For the year ended December 31, 2001, the Partnership incurred a loss of $88,921 as compared to income of $449,576 during the same period of 2000, attributable to the net operating results reported by unconsolidated joint ventures in which the Partnership is a co-venturer. The decrease in net operating results earned by joint ventures during 2001, as compared to 2000, was due to the fact that the tenant of the Property owned by Ocean Shores Joint Venture, in which the Partnership owns a 69.06% interest, experienced financial difficulties, ceased operations and vacated the Property. As a result, during 2001 the joint venture stopped recording rental revenues. In addition, during 2001, the joint venture established a provision for write-down of assets in the amount of $781,741, as described above. The provision represented the difference between the carrying value of the Property and its estimated fair value.

         The decrease in net income earned from joint ventures during 2001 was partially offset because in April 2001, the Partnership used a portion of the net sales proceeds received from the 2000 sale of its Property in Lancaster, New York to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., to purchase and hold one restaurant Property. Each of the CNL Income Funds is a Florida limited partnership, pursuant to the laws of the state of Florida, and an affiliate of the General Partners. In addition, during 2001, Peoria Joint Venture, in which the Partnership owned a 52% interest, sold its Property to a third party for $1,786,900, resulting in a gain of approximately $136,700. The Partnership dissolved the joint venture in accordance with the joint venture agreement and did not record a gain or loss on the dissolution. The Partnership received $899,500, representing its pro rata share of the liquidation proceeds from the joint venture.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $752,126 for the year ended December 31, 2001 as compared to $656,417 for the same period of 2000. The increase in operating expenses during 2001, as compared to 2000, was primarily attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The increase during 2001 was also partially attributable to the Partnership recording a provision for write-down of assets in the amount of $84,527 related to the Property in North Richland Hills, Texas, as described above, and due to an increase in state taxes in a state in which the Partnership conducts business. The increase in operating expenses during 2001 was partially offset by the fact during 2000, the Partnership had recorded legal expenses, real estate taxes, insurance and maintenance relating to the Property in Lancaster, New York. The Partnership sold this Property in December 2000.

         During 2000, the Partnership incurred $38,333 in transaction costs related to the General Partners retaining financial an legal advisors to assist them in evaluating and negotiating a proposed merger with APF. The merger negotiations were terminated in March 2001.

         As a result of the sale of the Property in Lancaster, New York, the Partnership recorded a gain of $50,755 during 2000.

         The restaurant industry has been relatively resilient during this volatile time with steady performance during 2002. However, the industry remains in a state of cautious optimism. Restaurant operators expect their business to be better in 2003, according to a nationwide survey conducted by the National Restaurant Association, but are concerned by the budget deficits being experienced by many states and the potential of new taxes on the industry to alleviate the situation.

         The Partnership's leases as of December 31, 2002, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the General Partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS






                                                                     Page

Report of Independent Certified Public Accountants                    19

Financial Statements:

     Balance Sheets                                                   20

     Statements of Income                                             21

     Statements of Partners' Capital                                  22

     Statements of Cash Flows                                      23-24

     Notes to Financial Statements                                 25-37

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund X, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund X, Ltd. (a Florida limited partnership) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership   adopted  Statement  of  Financial   Accounting  Standard  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."



/s/ PricewaterhouseCoopers LLP


Orlando, Florida
January 31, 2003

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                         December 31,
                                                                              2002                         2001
                                                                       -------------------          --------------------
                           ASSETS

Real estate properties with operating leases, net                           $  14,133,871                 $  13,146,542
Net investment in direct financing leases                                       8,592,987                     8,911,232
Real estate held for sale                                                              --                     1,341,459
Investment in joint ventures                                                    4,117,921                     3,664,241
Cash and cash equivalents                                                       1,287,619                     1,565,888
Receivables, less allowance for doubtful accounts of $24,814
     in 2001                                                                       47,784                        30,290
Accrued rental income, less allowance for
     doubtful accounts of $4,841 in 2002 and 2001                               1,319,652                     1,340,884
Other assets                                                                       92,523                        87,109
                                                                       -------------------          --------------------

                                                                            $  29,592,357                 $  30,087,645
                                                                       ===================          ====================

              LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                    4,532                  $     11,105
Real estate taxes payable                                                          12,836                         8,256
Distributions payable                                                             900,001                       900,001
Due to related parties                                                             17,330                         5,539
Rents paid in advance and deposits                                                146,802                        77,760
                                                                       -------------------          --------------------
         Total liabilities                                                      1,081,501                     1,002,661

Minority interest                                                                  62,980                        64,256

Partners' capital                                                              28,447,876                    29,020,728
                                                                       -------------------          --------------------

                                                                            $  29,592,357                 $  30,087,645
                                                                       ===================          ====================

                See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                  Year Ended December 31,
                                                                        2002               2001                2000
                                                                  -----------------   ----------------   -----------------
Revenues:
     Rental income from operating leases                             $  1,886,775       $  1,789,409        $  1,764,928
     Earned income from direct financing leases                           954,318            966,067             980,809
     Contingent rental income                                              89,619             51,376              65,717
     Interest and other income                                              6,029             32,426              30,303
                                                                  -----------------   ----------------   -----------------
                                                                        2,936,741          2,839,278           2,841,757
                                                                  -----------------   ----------------   -----------------
Expenses:
     General operating and administrative                                 296,519            319,606             196,884
     Property expenses                                                     36,259             41,422              83,063
     State and other taxes                                                 31,076             36,829              22,580
     Depreciation and amortization                                        299,196            269,742             315,557
     Provision for write-down of assets                                        --             84,527                  --
     Transaction costs                                                         --                 --              38,333
                                                                  -----------------   ----------------   -----------------
                                                                          663,050            752,126             656,417
                                                                  -----------------   ----------------   -----------------
Income Before Gain on Sale of Assets, Minority Interest in
     Income of Consolidated Joint Venture and Equity in
     Earnings (Loss) of Unconsolidated Joint Ventures                   2,273,691          2,087,152           2,185,340

Gain on Sale of Assets                                                         --                 --              50,755

Minority Interest in Income of Consolidated
     Joint Venture                                                         (8,262  )          (8,695  )           (8,553  )

Equity in Earnings (Loss) of Unconsolidated Joint Ventures                578,394            (88,921  )          449,576
                                                                  -----------------   ----------------   -----------------

Income from Continuing Operations                                       2,843,823          1,989,536           2,677,118

Discontinued Operations (Note 5)
     Income (loss) from discontinued operations                            16,139           (256,882  )         (211,330  )
     Gain on disposal of discontinued operations                          167,190                 --                  --
                                                                  -----------------   ----------------   -----------------
                                                                          183,329           (256,882  )         (211,330  )
                                                                  -----------------   ----------------   -----------------


Net Income                                                           $  3,027,152       $  1,732,654        $  2,465,788
                                                                  =================   ================   =================

Net Income (Loss) Per Limited Partner Unit
     Continuing Operations                                             $     0.71         $     0.50          $     0.67
     Discontinued Operations                                                 0.05              (0.07  )            (0.05  )
                                                                  -----------------   ----------------   -----------------


     Total                                                             $     0.76         $     0.43          $     0.62
                                                                  =================   ================   =================


Weighted Average Number of  Limited Partner Units
     Outstanding                                                        4,000,000          4,000,000           4,000,000
                                                                  =================   ================   =================

                See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2002, 2001 and 2000


                                         General Partners                               Limited Partners
                                ----------------------------   ------------------------------------------------------------
                                                 Accumulated                                Accumulated       Syndication
                                 Contributions    Earnings     Contributions  Distributions   Earnings            Costs
                                --------------  ------------   -------------  ------------- ---------------   -------------
Balance, December 31, 1999     $     1,000    $    251,935    $  40,000,000   $ (28,243,147 )  $  24,802,506  $ (4,790,000)

    Distributions to limited
      partners ($0.90 per
      limited partner unit)             --              --               --      (3,600,004 )             --            --
    Net income                          --              --               --              --        2,465,788            --
                              -------------  --------------   -------------- ---------------- --------------- -------------

Balance, December 31, 2000           1,000         251,935       40,000,000     (31,843,151 )     27,268,294    (4,790,000)

    Distributions to limited
      partners ($0.90 per
      limited partner unit)             --              --               --      (3,600,004 )             --            --
    Net income                          --              --               --              --        1,732,654            --
                              -------------  --------------   -------------- ---------------- --------------- -------------

Balance, December 31, 2001           1,000         251,935       40,000,000     (35,443,155 )     29,000,948    (4,790,000)

    Distributions to limited
      partners ($0.90 per
      limited partner unit)             --              --               --      (3,600,004 )             --            --
    Net income                          --              --               --              --        3,027,152            --
                              -------------  --------------   -------------- ---------------- --------------- -------------

Balance, December 31, 2002     $     1,000    $    251,935    $  40,000,000   $ (39,043,159 )  $  32,028,100  $ (4,790,000)
                              =============  ==============   ============== ================ =============== =============









       Total
------------------

$ 32,022,294



  (3,600,004 )
   2,465,788
--------------

  30,888,078



  (3,600,004 )
   1,732,654
--------------

  29,020,728



  (3,600,004 )
   3,027,152
--------------

$ 28,447,876
==============

                See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31,
                                                                        2002              2001               2000
                                                                   ---------------   ----------------   ---------------
Increase (Decrease) in Cash and Cash Equivalents:
     Cash Flows from Operating Activities:
     Net income                                                       $ 3,027,152        $ 1,732,654       $ 2,465,788
                                                                   ---------------   ----------------   ---------------

     Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation                                                 315,589            297,383           317,491
             Amortization of net investment in direct financing
                lease                                                     318,245            253,736           226,323
             Amortization                                                   5,055              5,025             1,000
             Minority interest in income of consolidated
                joint venture                                               8,262              8,695             8,553
             Equity in earnings of unconsolidated joint
                ventures, net of distributions                           (110,209)           577,013            59,704
             Gain on sale of assets                                      (167,189)                --           (50,755)
             Provision for write-down of assets                                --            391,186           289,453
             Decrease (increase) in receivables                           (17,803)            19,048            51,974
             Decrease (increase) in due from related party                    309             12,703            (3,635)
             Decrease (increase) in accrued rental income                  18,100             (7,388)          (80,655)
             Decrease (increase) in other assets                          (10,369)             7,141             2,189
             Decrease in accounts payable and real estate
                taxes payable                                              (1,993)           (26,225)          (74,006)
             Increase (decrease) in due to related parties                 11,791           (141,560)           77,555
             Increase in rents paid in advance and deposits                69,042              6,342             7,687
             Decrease in deferred rental income                                --             (7,903)               --
                                                                   ---------------   ----------------   ---------------
                Total adjustments                                         438,830          1,395,196           832,878
                                                                   ---------------   ----------------   ---------------


Net Cash Provided by Operating Activities                             $ 3,465,982        $ 3,127,850       $ 3,298,666
                                                                   ===============   ================   ===============

      Cash Flows from Investing Activities:
         Proceeds from sale of real estate properties                   1,490,229                 --           749,675
         Additions to real estate properties with operating
            leases                                                     (1,281,467)                --                --
         Liquidating distribution from joint venture                           --            899,452                --
         Investment in joint ventures                                    (915,171)          (211,201)               --
         Return of capital from joint venture                             571,700                 --                --
         Payment of lease costs                                                --             (3,324)          (44,273)
                                                                   ---------------   ----------------   ---------------
             Net cash provided by (used in) investing activities         (134,709)           684,927           705,402
                                                                   ---------------   ----------------   ---------------

      Cash Flows from Financing Activities:
         Proceeds from loan from corporate general partners                    --                 --           125,000
         Repayment of loan from corporate general partners                     --                 --          (125,000)
         Distributions to limited partners                             (3,600,004)        (3,600,004)       (3,600,004)
         Distributions to holder of minority interest                      (9,538)            (8,537)           (9,506)
                                                                   ---------------   ----------------   ---------------
             Net cash used in financing activities                     (3,609,542)        (3,608,541)       (3,609,510)
                                                                   ---------------   ----------------   ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                     (278,269)           204,236           394,558

Cash and Cash Equivalents at Beginning of Year                          1,565,888          1,361,652           967,094
                                                                   ---------------   ----------------   ---------------

Cash and Cash Equivalents at End of Year                              $ 1,287,619        $ 1,565,888       $ 1,361,652
                                                                   ===============   ================   ===============

                See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                 Year Ended December 31,
                                                                        2002              2001               2000
                                                                   ---------------   ----------------   ----------------
 Supplemental Schedule of Non-Cash Financing Activities:

           Distributions declared and unpaid at December 31            $  900,001         $  900,001         $  900,001
                                                                   ===============   ================   ================

                See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


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

         Real Estate and Lease Accounting - The Partnership records the property acquisitions of real estate properties at cost, including acquisition and closing costs. Real estate properties are leased to unrelated third parties generally on a triple-net basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2002, 2001 and 2000, tenants paid directly to real estate taxing authorities approximately $392,300, $409,200 and $423,600, respectively, in real estate taxes in accordance with the terms of their triple net leases with the Partnership.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

                  Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while a majority of the land portion of these leases are operating leases.

                  Operating method - Property leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision is made to increase the allowance for doubtful accounts, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership accounts for its 88.26% interest in Allegan Real Estate Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         The Partnership's investments in five joint ventures and the properties in Clinton, North Carolina, Miami, Florida and Austin, Texas, for which each property is held as tenants-in-common with affiliates, are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Lease Costs - Other assets include lease costs incurred in negotiating new leases and are amortized over the terms of the new leases using the straight-line method.

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation, including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassifications had no effect on total partners' capital, net income or cash flows.

         Statement  of  Financial  Accounting  Standards  No. 144 ("FAS  144") -
         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB  Interpretation  No. 46 ("FIN 46") - In January 2003,  FASB issued
         FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real Estate Properties with Operating Leases:
         --------------------------------------------

         Real estate properties with operating leases consisted of the following at December 31:

                                                                       2002                 2001
                                                                -------------------   ------------------
                   Land                                              $   8,305,217        $   7,575,420
                   Building                                              8,141,147            7,589,475
                                                                                      ------------------
                                                                -------------------
                                                                        16,446,364           15,164,895

                   Less accumulated depreciation                        (2,312,493 )         (2,018,353 )
                                                                -------------------   ------------------

                                                                     $  14,133,871        $  13,146,542
                                                                ===================   ==================


         In September 2001, the Partnership entered into an agreement with a third party to sell its property in North Richland Hills, Texas. The Partnership established a provision for write-down of assets in the amount of $84,527. The provision represented the difference between the carrying value of the property at December 31, 2001 and the estimated fair value of the property. The contract for the sale of this property was subsequently terminated.

         In June 2002, the Partnership reinvested the majority of the proceeds from the sale of the property in San Marcos, Texas and a portion of the return of capital received from CNL Restaurant Investments III from the sale of its property in Greensboro, North Carolina in a property in Houston, Texas at an approximate cost of $1,281,500. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners.

         The following is a schedule of the future minimum lease payments to be received on non-cancellable operating leases at December 31, 2002:

                     2003                                  $  1,999,864
                     2004                                     2,049,212
                     2005                                     2,063,061
                     2006                                     2,029,101
                     2007                                     1,378,700
                     Thereafter                               6,230,203
                                                        ----------------

                                                           $ 15,750,141
                                                        ================

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


3.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                            2002                2001
                                                                      -----------------    ----------------
                 Minimum lease payments receivable                        $ 11,279,784         $12,503,573
                 Estimated residual values                                   3,229,175           3,229,175
                 Less unearned income                                       (5,915,972 )        (6,821,516 )
                                                                      -----------------    ----------------

                 Net investment in direct financing leases                $  8,592,987         $ 8,911,232
                                                                      =================    ================

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 2002:

                      2003                                       $  1,268,229
                      2004                                          1,279,012
                      2005                                          1,280,347
                      2006                                          1,280,667
                      2007                                          1,323,570
                      Thereafter                                    4,847,959
                                                              ----------------

                                                                 $ 11,279,784
                                                              ================

4.       Investment in Joint Ventures:
         ----------------------------

         The Partnership has a 50%, a 10.51%,  a 40.95%,  a 69.06%,  a 13% and a
         6.69% interest in the profits and losses of CNL Restaurant Investments III, Ashland Joint Venture, Williston Real Estate Joint Venture, Ocean Shores Joint Venture, and a property in Clinton, North Carolina, and a property in Miami, Florida, held as tenants-in-common with affiliates of the general partners. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         In April 2001, the Partnership used a portion of the sales proceeds from the 2000 sale of its property in Lancaster, New York to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., to purchase and hold one restaurant property. Each of the CNL Income Funds is an affiliate of the general partners. The joint venture acquired this property from CNL BB Corp., an affiliate of the general partners. As of December 31, 2002, the Partnership had contributed approximately $211,200 and owned a 10% interest in the profits and losses of the joint venture.

         In August 2001, Peoria Joint Venture, in which the Partnership owned a 52% interest, sold its property to a third party for approximately $1,786,900 resulting in a gain of approximately $136,700. The Partnership and the joint venture partner dissolved the joint venture in accordance with the joint venture agreement and did not recognize a gain or loss on the dissolution. The Partnership received approximately $899,500 representing its pro rata share of the liquidation proceeds. In January 2002, the Partnership reinvested a portion of the liquidation proceeds in a property in Austin, Texas, as tenants-in-common, with CNL Income Fund XVIII, Ltd., an affiliate of the general partners. The Partnership acquired this property from CNL

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         Funding 2001-A, LP, an affiliate of the general partners. The Partnership and CNL Income Fund XVIII, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. As of December 31, 2002, the Partnership had contributed $915,171 for an 81.65% interest in this property.

         During the year ended December 2001, Ocean Shores Joint Venture recorded a provision for write-down of assets in the amount of $781,741, relating to its Burger King property in Ocean Shores, Washington, because the tenant vacated the property and ceased payment of rents under the terms of its lease agreement. The provision represented the difference between the carrying value of the property at December 31, 2001 and its estimated fair value.

         In May 2002, CNL Restaurant Investments III, in which the Partnership owns a 50% interest, sold its property in Greensboro, North Carolina to the tenant and received net sales proceeds of $1,143,500, resulting in a gain to the joint venture of approximately $371,500. The Partnership received approximately $571,700 as a return of capital from the joint venture. In addition, in June 2002, Ashland Joint Venture, in which the Partnership owns a 10.51% interest, sold its property in Ashland, New Hampshire to the tenant and received net sales proceeds of $1,472,900, resulting in a gain of approximately $500,900. Ashland Joint Venture used the majority of the proceeds to invest in a property in San Antonio, Texas at an approximate cost of $1,343,000. The Partnership and joint venture acquired these properties from CNL Funding 2001-A, LP, an affiliate of the general partners. The financial results relating to the properties in Greensboro, North Carolina and Ashland, New Hampshire are reflected as Discontinued Operations in the condensed financial information below.

         CNL Restaurant Investments III owns and leases five properties to an operator of national fast-food restaurants. Ashland Joint Venture, Williston Real Estate Joint Venture, Ocean Shores Joint Venture, CNL VIII, X, XII Kokomo Joint Venture and the Partnership and affiliates as tenants-in-common in three separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants.

         The  following  presents  the  joint  ventures'   combined,   condensed
         financial information at December 31:


                                                                           December 31,         December 31,
                                                                               2002                 2001
                                                                          ---------------      ---------------
             Real estate properties with operating leases, net              $ 11,473,750          $ 9,345,940
             Net investment in direct financing leases                           633,362              640,381
             Real estate held for sale                                                --            1,760,504
             Cash                                                                 31,871               31,907
             Receivables                                                          20,476               74,611
             Accrued rental income                                                79,333               79,333
             Other assets                                                         27,511               24,639
             Liabilities                                                          11,670                7,593
             Partners' Capital                                                12,254,633           11,949,722


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

                                                                            Years Ended December 31,
                                                                      2002            2001             2000
                                                                 ---------------  --------------  ---------------
           Continuing Operations:
                Revenues                                         $    1,315,445     $ 1,169,218                $
                                                                                                       1,187,855
                Expenses                                               (333,027 )      (269,115 )       (212,468 )
                Provision for write-down of assets                           --        (781,741 )             --
                                                                 ---------------  --------------  ---------------

                Income from Continuing Operations                       982,418         118,362          975,387
                                                                 ---------------  --------------  ---------------

           Discontinued Operations:
                Revenues                                                 83,519         220,753          216,226
                Expenses                                                (16,707 )       (54,907 )        (64,773 )
                Gain on disposal of real estate properties              872,385              --               --
                                                                 ---------------  --------------  ---------------
                                                                        939,197         165,846          151,453
                                                                 ---------------  --------------  ---------------

           Net Income                                               $ 1,921,615      $  284,208      $ 1,126,840
                                                                 ===============  ==============  ===============

         The Partnership recognized income of $578,394, a loss of $88,921 and income of $449,576 for the years ended December 31, 2002, 2001 and 2000, respectively, from these joint ventures.

5.       Discontinued Operations:
         -----------------------

         In April 2002, the Partnership sold its property in San Marcos, Texas to a third party and received net sales proceeds of approximately $1,161,100, resulting in a gain of approximately $169,400. In December 2002, the Partnership sold its property in Ft. Pierce, Florida to a third party and received net sales proceeds of approximately $329,200, resulting in a loss of approximately $2,200. The Partnership had recorded provisions for write-down of assets totaling $593,934 in previous years because the tenant vacated the property and the Partnership had not been able to re-lease the property. The provision represented the difference between the carrying value of the property and its estimated fair value. The financial results of these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of the discontinued operations for the above properties are as follows:

                                                                        Year Ended December 31,
                                                                 2002            2001            2000
                                                             --------------  -------------   --------------
                  Rental revenues                              $    56,677     $  104,024       $  103,829
                  Expenses                                         (40,538 )      (54,247 )        (27,884 )
                  Provision for write-down of assets                     -       (306,659 )       (287,275 )
                  Gain on sale of assets                           167,190             --               --
                                                             --------------  -------------   --------------
                  Income (Loss) from discontinued
                     operations                                $   183,329     $(  256,882 )      (211,330 )
                                                             ==============  =============   ==============

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


6.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99% to the limited partners and one percent to the general partners. However, the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, 10%, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2002, 2001 and 2000.

         During the years ended December 31, 2002, 2001 and 2000, the Partnership declared distributions to the limited partners of $3,600,004. No distributions have been made to the general partners to date.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


7.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                           2002            2001            2000
                                                                       --------------  --------------  --------------
             Net income for financial reporting purposes                 $ 3,027,152     $ 1,732,654     $ 2,465,788

             Effect of timing differences relating to
                 depreciation                                               (126,906)       (159,214)       (159,851)

             Direct financing leases recorded as operating
                 leases for tax reporting purposes                           308,494         253,735         226,323

             Effect of timing differences relating to equity
                  in earnings of unconsolidated joint ventures                41,104         635,668         (47,498)

             Effect of timing differences relating to gain on
                  sale of real estate properties                            (562,039)             --        (308,959)

             Provision for write-down of assets                                   --         391,186         287,275

             Effect of timing differences relating to
                  allowance for doubtful accounts                            (24,814)       (259,699)        161,599

             Accrued rental income                                            43,062         (32,350)        (78,478)

             Deferred rental income                                          (24,962)        (1,645)              --

             Rents paid in advance                                            68,542          25,046           7,687

             Effect of timing differences relating to minority
                  interest of consolidated joint venture                        (634)          1,089           1,108

             Deduction of transaction costs for tax reporting
                  purposes                                                        --              --        (219,525)

             Other                                                                --              --           9,432
                                                                       --------------  --------------  --------------

             Net income for federal income tax purposes                  $ 2,748,999     $ 2,586,470     $ 2,344,901
                                                                       ==============  ==============  ==============

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


8.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF") served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.). RAI Restaurants, Inc. ("the Advisor") is a wholly owned subsidiary of APF. The individual general partners are stockholders and directors of APF.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2002, 2001, and 2000.

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

         During 2001, the Partnership, CNL Income Fund VIII, Ltd., and CNL Income Fund XII, Ltd. invested in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture to acquire a Golden Corral property from CNL BB Corp., an affiliate of the general partners for a purchase price of $2,112,011. CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd. are affiliates of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the joint venture. The purchase price paid by the joint venture represents the costs incurred by CNL BB Corp. to acquire and carry the property.

         In January 2002, the Partnership and CNL Income Fund XVIII, Ltd., as tenants-in-common, acquired a property, in Austin, Texas, for a purchase price of approximately $1,120,800. In addition, in June 2002, the Partnership acquired a property in Houston, Texas for a purchase price of approximately $1,281,500 and, in a separate transaction, Ashland Joint Venture acquired a property in San Antonio, Texas for an approximate cost of $1,343,000. The Partnership acquired these Properties from CNL Funding 2001-A, LP, an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership and the joint ventures. The respective purchase prices paid by the Partnership and the joint ventures represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


8.       Related Party Transactions - Continued:
         --------------------------------------

         During  the  years  ended  December  31,  2002,  2001,  and  2000,  the
         Partnership's advisor and its affiliates provided accounting and administrative services. The Partnership incurred $209,751, $204,843 and $100,929 for the years ended December 31, 2002, 2001, and 2000, respectively, for such services.

         The amounts due to related parties at December 31, 2002 and 2001, totaled $17,330 and $5,539, respectively.

9.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental revenues from individual lessees, or affiliated groups of lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                              2002               2001                2000
                                                         ---------------    ---------------     ---------------
          Golden Corral Corporation                           $ 743,095         $  702,567          $  707,882
          Jack in the Box Inc. (and Jack in
              the Box Eastern Division, L.P.
              in 2002 and 2001)                                 450,222            506,446             517,974
          Carrols Corp.                                         412,820                N/A                 N/A
          Burger King Corporation                                   N/A            339,808                 N/A

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                          2002                 2001                2000
                                                     ----------------     ----------------    ---------------
              Golden Corral Family
                  Steakhouse Restaurant                   $  743,095           $  702,567         $  707,882
              Burger King                                    678,506              741,334            791,749
              Jack in the Box                                450,222              506,446            517,974
              Hardee's                                       378,031              384,914            390,528

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented,   the  tenant  did  not  represent  more  than  10%  of  the
         Partnership's total rental revenues.

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


10.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001:

                  2002 Quarter              First         Second          Third         Fourth            Year
         -------------------------------  -----------  -------------   ------------  -------------   ---------------
         Continuing Operations (1):
           Revenues                        $ 719,282      $ 687,982      $ 758,148      $ 771,329       $ 2,936,741
           Equity in earnings of joint
              ventures                        82,433        329,671         89,270         77,020           578,394
           Income from discontinued
              operations                     611,433        851,693        686,325        694,372         2,843,823

         Discontinued operations (1):
           Revenues                           24,242         32,435             --             --            56,677
           Income (Loss) from
              discontinued operations         15,533        185,995         (9,245 )       (8,954)           83,329

         Net Income                        $ 626,966    $ 1,037,688      $ 677,080      $ 685,418       $ 3,027,152

         Net Income (Loss) per limited partner unit:

           Continuing operations             $  0.15       $   0.21       $   0.16       $   0.19         $    0.71
           Discontinued operations              0.01           0.05           0.01          (0.02 )            0.05
                                          -----------  -------------   ------------  -------------   ---------------

                Total                        $  0.16       $   0.26       $   0.17       $   0.17         $    0.76
                                          ===========  =============   ============  =============   ===============


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


10.      Selected Quarterly Financial Data - Continued:
         ---------------------------------------------

                  2001 Quarter              First         Second          Third         Fourth            Year
         -------------------------------  -----------  -------------   ------------  -------------   ---------------
         Continuing Operations (1):
           Revenues                        $ 713,590      $ 700,901      $ 698,255      $ 726,532       $ 2,839,278
           Equity  (loss)  in  earnings
              of joint ventures              109,541         96,846       (379,183 )       83,875           (88,921 )
           Income from continuing
              operations                     575,334        638,502        113,820        661,880         1,989,536

         Discontinued Operations (1):
           Revenues                           26,119         25,957         25,957         25,991           104,024
           Income (loss) from
              discontinued operations         12,751         12,126       (295,244 )       13,485          (256,882 )

         Net Income (Loss)                 $ 588,085      $ 650,628      $(181,424 )    $ 675,365       $ 1,732,654

         Net Income (Loss) per limited partner unit:

           Continuing operations             $  0.14       $   0.15       $   0.03       $   0.16         $    0.48
           Discontinued operations              0.01           0.01          (0.08 )         0.01             (0.05 )
                                          -----------  -------------   ------------  -------------   ---------------
                Total                        $  0.15       $   0.16       $  (0.05 )     $   0.17         $    0.43
                                          ===========  =============   ============  =============   ===============

          (1) Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on net income. The results of operations relating to properties that were either disposed of or that were classified as held for sale as of December 31, 2002 are reported as discontinued operations. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

                         CNL OCEAN SHORES JOINT VENTURE
                         (A Florida Limited Partnership)

                                    CONTENTS






                                                                  Page

Report of Independent Certified Public Accountants                  1

Financial Statements:

     Balance Sheets                                                 2

     Statements of Income                                           3

     Statements of Partners' Capital                                4

     Statements of Cash Flows                                     5-6

     Notes to Financial Statements                                7-9








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


/s/ PricewaterhouseCoopers LLP


Orlando, Florida
February 8, 2002

                         CNL OCEAN SHORES JOINT VENTURE
                         (A Florida Limited Partnership)

                                  BALANCE SHEET



                                                                                2001
                                                                          ------------------
                             ASSETS
    Land and building, net                                                       $  387,104
    Net investment in direct financing lease                                             --
    Cash                                                                                596
    Receivables, less allowance for doubtful
         accounts of $91,258 in 2001                                                     --
    Accrued rental income                                                                --
    Other assets                                                                        284
                                                                          ------------------

                                                                                 $  387,984
                                                                          ==================

               LIABILITIES AND PARTNERS' CAPITAL

    Partners' capital                                                               387,984
                                                                          ------------------

                                                                                 $  387,984
                                                                          ==================

                See accompanying notes to financial statements.

                         CNL OCEAN SHORES JOINT VENTURE
                         (A Florida Limited Partnership)

                            STATEMENTS OF OPERATIONS






                                                                      Year Ended December 31,
                                                                      2001               2000
                                                                 ----------------   ---------------
                                                                                     (unaudited)
 Revenues:
      Rental income from operating leases                             $   33,503         $  40,887
      Earned income from direct financing leases                              --            79,393
      Interest and other income                                               --               535
                                                                 ----------------   ---------------
                                                                          33,503           120,815
                                                                 ----------------   ---------------
 Expenses:
      General operating and administrative                                 1,695             1,508
      Provision for doubtful accounts                                        931                --
      Professional services                                                  624               398
      Depreciation and amortization                                       15,122                --
      Provision for write-down of assets                                 781,741                --
                                                                 ----------------   ---------------
                                                                         800,113             1,906
                                                                 ----------------   ---------------

 Net (Loss) Income                                                    $ (766,610  )     $  118,909
                                                                 ================   ===============

 Allocation of Net (Loss)Income
      CNL Income Fund X, Ltd.                                         $ (529,421  )      $  82,119
      CNL Income Fund XVII, Ltd.                                        (237,189  )         36,790
                                                                 ----------------   ---------------

                                                                      $ (766,610  )     $  118,909
                                                                 ================   ===============

                See accompanying notes to financial statements.

                         CNL OCEAN SHORES JOINT VENTURE
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                     Years Ended December 31, 2001 and 2000

                                                    CNL Income Fund X, Ltd.                   CNL Income Fund XVII, Ltd.
                                   ---------------------------------------------   ---------------------------------------------
                                                                    Accumulated                                    Accumulated
                                   Contributions   Distributions      Earnings     Contributions  Distributions     Earnings
                                   -------------  --------------   -------------   -------------  -------------   --------------

Balance, December 31, 1999
    (unaudited)                    $   802,432     $    (70,190 ) $      76,291   $    359,485   $    (31,447 )    $   34,180

    Contributions from joint
       venture partners                    (12 )             --              --             12             --              --
    Distributions to joint venture          --          (69,414 )            --             --        (31,098 )            --
    Net income                              --               --          82,119             --             --          36,790
                                  -------------   --------------  --------------  -------------  -------------   -------------

Balance, December 31, 2000
    (unaudited)                        802,420         (139,604 )       158,410        359,497        (62,545 )        70,970

    Distributions to joint venture          --          (23,863 )            --             --        (10,691 )            --
    Net loss                                --               --        (529,421 )           --             --        (237,189 )
                                  -------------   --------------  --------------  -------------  -------------   -------------

Balance, December 31, 2001        $    802,420     $   (163,467 )  $   (371,011 )  $   359,497    $   (73,236 )   $  (166,219 )
                                  =============   ==============  ==============  =============  =============   =============




      Total
  --------------



 $  1,170,751


           --
     (100,512 )
      118,909
--------------


    1,189,148

      (34,554 )
     (766,610 )
--------------

    $ 387,984
==============

                See accompanying notes to financial statements.

                         CNL OCEAN SHORES JOINT VENTURE
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS






                                                                         Years Ended December 31,
                                                                         2001               2000
                                                                    ---------------    ---------------
                                                                                        (unaudited)
Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                      $  27,997          $ 111,703
         Cash paid for expenses                                             (2,356 )           (1,992 )
                                                                    ---------------    ---------------
             Net cash provided by operating activities                      25,641            109,711
                                                                    ---------------    ---------------

      Cash Flows from Investing Activities:

             Net cash used in investing activities                              --                 --
                                                                    ---------------    ---------------

      Cash Flows from Financing Activities:
         Distributions to CNL Income Fund X, Ltd.                          (23,863 )          (69,414 )
         Distributions to CNL Income Fund XVII,
             Ltd.                                                          (10,691 )          (31,098 )
                                                                    ---------------    ---------------

             Net cash used in financing activities                         (34,554 )         (100,512
                                                                    ---------------    ---------------

Net Increase (Decrease) in Cash                                             (8,913 )            9,199

Cash at Beginning of Year                                                    9,509                310
                                                                    ---------------    ---------------

Cash at End of Year                                                       $    596          $   9,509
                                                                    ===============    ===============

                         CNL OCEAN SHORES JOINT VENTURE
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED






                                                                                 Years Ended December 31,
                                                                                  2001              2000
                                                                             ---------------    --------------
                                                                                                 (unaudited)
     Reconciliation of Net Income to Net Cash
         Provided by Operating Activities:

           Net (Loss) Income                                                      $(766,610 )       $ 118,909
                                                                             ---------------    --------------
           Adjustments to reconcile net income to
              net cash provided by operating
              activities:
                  Depreciation                                                       15,122                --
                  Decrease in net investment in
                     direct financing leases                                          3,361             9,763
                  Provision for write-down of assets                                781,741                --
                  Decrease (increase) in receivables                                     70            (1,001 )
                  Provision for doubtful accounts                                       931                --
                  Increase in accrued rental income                                  (8,937 )         (17,874 )
                  Decrease (increase) in other assets                                   (37 )              52
                  (Increase) decrease in accounts
                     payable                                                             --              (138 )
                                                                             ---------------    --------------
                       Total adjustments                                            792,251            (9,198 )
                                                                             ---------------    --------------

     Net Cash Provided by Operating Activities                                     $ 25,641         $ 109,711
                                                                             ===============    ==============

                See accompanying notes to financial statements.

                         CNL OCEAN SHORES JOINT VENTURE
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                      Years Ended December 31, 2001and 2000


1.       Significant Accounting Policies:

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

                         CNL OCEAN SHORES JOINT VENTURE
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                      Years Ended December 31, 2001and 2000


1.       Significant Accounting Policies (Continued):

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
                                                              =================     =================

3.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                           2001            2000
                                                                       --------------  --------------
                                                                                        (unaudited)

             Net income for financial reporting purposes                 $ (766,610)     $   118,909

             Depreciation for tax reporting purposes in excess
                 of depreciation for financial reporting
                 purposes                                                    (5,132)        (20,255)

             Direct financing leases recorded as operating
                 leases for tax reporting purposes                            3,360           9,763

             Provision for write-down of assets                             781,741              --

             Allowance for doubtful accounts                                 91,258              --

             Accrued rental income                                           (8,937)        (17,874)

             Other                                                             (200)          (200)
                                                                       --------------  --------------

             Net income for federal income tax purposes                  $   95,480       $  90,343
                                                                       ==============  ==============


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL American Properties Fund, Inc. ("APF"), CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 56. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of APF, a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 55. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is a Director of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, and Treasurer , and from 1997 until June 2002 served as President, of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 47. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 39. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the General Partners, the officers of the corporate General Partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities
(collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by SEC regulation to furnish the Partnership with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2002.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 10, 2003, no person was known to the Registrant to be a beneficial owner of more than 5% of the Units.

         The following table sets forth, as of March 10, 2003, the beneficial ownership interests of the General Partners in the Registrant.

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

         The Partnership has no equity compensation plans.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2002, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2002
----------------------------------     --------------------------------------      ------------------------------
Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting    and
operating expenses                     the  lower  of  cost  or  90%  of the       administra-tive     services:
                                       prevailing  rate at which  comparable       $209,751
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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




                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
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


General Partners' deferred,             A deferred, subordinated share equal       $-0-
subordinated share of                   to 5% of Partnership distributions of
Partnership net sales                   such net sales proceeds, subordinated
proceeds from a sale or sales           to certain minimum returns to the
not in liquidation of the               Limited Partners.
Partnership.




                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2002
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

During 2002, the Partnership entered into a tenancy in common arrangement with CNL Income Fund XVIII, Ltd., an affiliate of the general partners, to acquire a Taco Cabana property in Austin, Texas from CNL Funding 2001-A, LP. for a purchase price of approximately $1,120,800. Ashland Joint Venture also acquired a Taco Cabana property in San Antonio, Texas from CNL Funding 2001-A, LP, an affiliate of the general partners at an approximate cost of $1,343,000. CNL Funding 2001-A, LP had purchased and temporarily held title to these properties in order to facilitate the acquisition of the properties by the Partnership and joint venture. The purchase prices paid by the Partnership and joint venture represent the costs incurred by CNL Funding 2001-A, LP to acquire and carry each property.


Item 14.  Controls and Procedures

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements - CNL Income Fund X, Ltd.

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2002 and 2001

                  Statements of Income for the years ended December 31, 2002, 2001, and 2000

                  Statements of Partners' Capital for the years ended December 31, 2002, 2001, and 2000

                  Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

                  Notes to Financial Statements

         2.   Financial Statements - CNL Ocean Shores Joint Venture

                  Report of Independent Certified Public Accountants

                  Balance Sheet at December 31, 2001

                  Statements of Operations for the years ended December 31, 2001 and 2000

                  Statements of Partners' Capital for the years ended December 31,  2001 and 2000

                  Statements of Cash Flows for the years ended December 31, 2001 and 2000

                  Notes to Financial Statements

         3.   Financial Statement Schedules

                  Schedule II -Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001, and 2000

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

         4.   Exhibits

                  **3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund X, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

                  **4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund X, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

                  **4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund X, Ltd. (Included as Exhibit 3.3 to Post-Effective Amendment No. 4 to Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

                  **10.1 Management Agreement between CNL Income Fund X, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 17, 1998, and incorporated herein by reference.)

                  **10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

                  **10.3   Assignment  of Management  Agreement  from CNL Income
                           Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

                  **10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                           Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001, and incorporated herein by reference.)

                  **10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

                    99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2002 through December 31, 2002.


**previously filed

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2003.

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

               Signature                                  Title                                  Date


/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 27, 2003
------------------------------------     (Principal   Financial  and  Accounting
                                         Officer)
Robert A. Bourne

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 27, 2003
------------------------------------     (Principal Executive Officer)
James M. Seneff, Jr.

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund X, Ltd. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a.designed  such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b.evaluated the  effectiveness  of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c.presented  in this  annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a.all  significant  deficiencies  in the design or  operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b.any fraud,  whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003


/s/ James M. Seneff, Jr.
---------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund X, Ltd. (the "registrant") certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented  in this annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003


/s/ Robert A. Bourne
---------------------------
Robert A. Bourne
President and Treasurer

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2002, 2001, and 2000



                                                     Additions                           Deductions
                                          ---------------------------------    -------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------
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

  2001        Allowance for
                  doubtful
                  accounts (a)        $ 287,901          $    --        $   86,387 (b)    $ 343,554 (c)     $  1,079      $ 29,655
                                  ==============  ===============  ================    =============     ============  ============

  2002        Allowance for
                  doubtful
                  accounts (a)        $  29,655          $    --           $    --           $   --         $ 24,814      $  4,841
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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002




                                                                                   Costs Capitalized
                                                                                   Subsequent To
                                                          Initial Cost             Acquisition
                                          ----------------------------- --------------------
                               Encum-                      Buildings and Improve-    Carrying
                              brances          Land         Improvements  ments      Costs
                             -----------  ---------------- ------------ -----------  -------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Hendersonville, North Carol-na              222,632      568,573           -        -
      Irondequoit, New York      -                383,359      554,084           -        -

    Denny's Restaurants:
      Fremont, Ohio              -                160,896            -     273,700        -
      Romulus, Michigan          -                285,842            -           -        -
      Spartanburg, South Carolina-                287,959            -           -        -

    Golden Corral Family
      Steakhouse Restaurants:
          Austin, Texas          -                592,837            -   1,106,384        -
          Austin, Texas          -                711,354            -   1,124,040        -
          Las Cruces, New Mexico -                580,655      920,521           -        -
          Freemont, Nebraska                      203,166    1,054,051           -        -

    Hardee's Restaurants:
      Pace, Florida              -                174,850            -           -        -
      Jacksonville, Florida      -                326,972            -           -        -
      Centerville, Tennnessee    -                130,494            -           -        -

    Jack in the Box Restaurants:
      Desloge, Missouri          -                276,701            -           -        -
      San Antonio, Texas         -                327,322            -           -        -
      Missouri City, Texas       -                348,646            -           -        -
      Pasadena, Texas            -                202,393            -           -        -

    Long John Silver's Restaurants:
      Alamogordo, New Mexico     -                157,401            -           -        -
      Las Cruces, New Mexico     -                222,778            -           -        -

    Pizza Hut Restaurants:
      Bozeman, Montana           -                 99,879      224,614           -        -
      Sidney, Montana                             101,690            -           -        -
      Livingston, Montana        -                 71,989      161,211           -        -
      Laurel, Montana                             109,937      255,060           -        -

    Shoney's Restaurants:
      North Richland Hills, Texas-(l)             528,465            -     404,786        -
      Pelham, Alabama                             410,448            -     427,317        -

    Taco Cabana Restaurant:
      Houston, Texas             -                729,796      551,672           -        -

    Other:
      Homewood, Alabama          -                597,907            -           -        -
      Greenville, North Carolina -                323,573      515,134           -        -

                                          ----------------                           -------
                                                           ------------ -----------

                                               $8,569,941   $4,804,920  $3,336,227        -
                                          ================ ============ ===========  =======
Properties of Joint Venture in
   Which the Partnership has a
   50% Interest and has Invested
   in Under Operating Leases:

    Burger King Restaurants:
      Metairie, Louisiana        -                429,883      342,455           -        -
      Lafayette, Louisiana       -                350,932      773,129           -        -
      Nashua, New Hampshire      -                514,815      838,536           -        -
      Pontiac, Illinois          -                203,095      719,226           -        -
      Dover, New Hampshire       -                406,259      998,023           -        -
                                          ----------------                           -------
                                                           ------------ -----------

                                               $1,904,984   $3,671,369           -        -
                                          ================ ============ ===========  =======

Property of Joint Venture
   in Which the Partnership
   has a 10.51% Interest and has
   Invested in Under an
   Operating Lease:
    Taco Cabana Restaurant:
      San Antonio, Texas (o)     -               $695,797     $647,181           -        -
                                          ================ ============ ===========  =======

Property in Which the Partnership
   has a 13% Interest as Tenants-
   in-Common and has
   Invested in Under an
   Operating Lease:
    Golden Corral Family
      Steakhouse Restaurant:
          Clinton, North Carolina-               $138,382     $676,588           -        -
                                          ================ ============ ===========  =======

Property in Which the Parner-
   ship has a 6.69% Interest
   as Tenants-in-Common and
   has Invested in Under an
   Operating Lease:
    Chevy's Fresh Mex
      Miami, Florida             -               $976,357     $974,016           -        -
                                          ================ ============ ===========  =======

Property of Joint Venture
   in Which the Partnership
   has a 69.06% Interest and
   has Invested in Under an
   Operating Lease:
    Burger King Restaurant:
      Ocean Shores, Washington  (-)              $351,015     $789,560           -        -
                                          ================ ============ ===========  =======

Property of Joint Venture
   in Which the Partnership
   has a 10% Interest and
   has Invested in Under an
   Operating Lease:
    Golden Corral Restaurant:
      Kokomo, Indiana (m)        -               $644,163   $1,397,579           -        -
                                          ================ ============ ===========  =======

Property in Which the Parner-
   ship has a 81.65% Interest
   as Tenants-in-Common and
   has Invested in Under an
   Operating Lease:
    Taco Cabana Restaurant:
      Austin, Texas (n)          -               $486,896     $633,950           -        -
                                          ================ ============ ===========  =======


Properties the Partnership
   has Invested in Under
   Direct Financing Leases:

    Burger King Restaurants:
        Ashland, Ohio            -               $190,695     $724,348           -        -
        Allegan, Michigan        -                 91,238            -     418,782        -
        New Bethlehem, Pennsylvan-a               135,929      452,507           -        -

    Denny's Restaurants:
        Romulus, Michigan        -                      -      752,829           -        -
        Spartanburg,
             South Carolina      -                      -      529,410           -        -

    Hardee's Restaurants:
        Pace, Florida            -                      -      467,272           -        -
        Jacksonville, Florida    -                      -      405,985           -        -
        Hohenwald, Tennessee     -                 49,201      376,415           -        -
        Ravenna, Ohio            -                114,244      496,032           -        -
        Morristown, Tennessee    -                131,289      456,925           -        -
        Centerville, Tennessee   -                      -      348,032           -        -

    Jack in the Box Restaurants:
        Desloge, Missouri        -                      -      630,981           -        -
        San Antonio, Texas       -                      -            -     206,031        -
        Nampa, Idaho             -                151,574      584,533           -        -
        Missouri City, Texas     -                      -      619,686           -        -
        Pasadena, Texas          -                      -      575,429           -        -

    Long John Silver's Restaurants:
        Alamogordo, New Mexico   -                      -      275,270      20,204        -
        Las Cruces, New Mexico   -                      -      318,378      57,828        -

    Pizza Hut Restaurants:
        Glasgow, Montana         -                 57,482      266,726           -        -
        Sidney, Montana          -                      -      291,238           -        -

                                          ---------------- ------------ -----------
                                                 $921,652   $8,571,996    $702,845        -
                                          ================ ============ ===========  -------

Property of Joint Venture in
   Which the Partnership has
   a 40.95% Interest and has Invested
   in Under Direct Financing Lease:

    Hardee's Restaurant:
        Williston, Florida       -               $150,143            -    $499,071        -
                                          ================ ============ ===========  =======











                                                                                Life on Which
                Net Cost Basis at Which                                         Depreciation in
               Carried at Close of Period (c)             Date                  Latest Income
------------------------------------------
               Buildings and                Accumulated  of Con-    Date        Statement is
    Land       Improvements     Total       Depreciation structionAcquired        Computed
-------------- ------------  -------------  -----------  -------  ---------     ------------





      222,632      568,573        791,205      107,916    1986     11/91            (j)
      383,359      554,084        937,443      105,166    1986     11/91            (j)


      160,896      273,700        434,596       87,184    1992     12/91            (g)
      285,842           (f)       285,842            -    1992     02/92            (d)
      287,959           (f)       287,959            -    1992     03/92            (d)



      592,837    1,106,384      1,699,221      411,875    1992     12/91            (b)
      711,354    1,124,040      1,835,394      403,436    1992     12/91            (b)
      580,655      920,521      1,501,176      326,848    1992     05/92            (b)
      203,166    1,054,051      1,257,217      131,949    1998     03/99            (b)


      174,850           (f)       174,850            -    1992     01/92            (d)
      326,972           (f)       326,972            -    1990     02/92            (d)
      130,494           (f)       130,494            -    1991     02/92            (d)


      276,701           (f)       276,701            -    1991     12/91            (d)
      327,322           (f)       327,322            -    1992     02/92            (d)
      348,646           (f)       348,646            -    1991     04/92            (d)
      202,393           (f)       202,393            -    1991     04/92            (d)


      157,401           (f)       157,401            -    1977     03/92            (d)
      222,778           (f)       222,778            -    1975     03/92            (d)


       99,879      224,614        324,493       80,205    1976     03/91            (b)
      101,690           (f)       101,690            -    1985     03/91            (d)
       71,989      161,211        233,200       57,565    1979     03/91            (b)
      109,937      255,060        364,997       91,076    1985     03/91            (b)


      513,032      404,786        917,818      150,339    1992     12/91            (b)
      410,448      427,317        837,765      156,644    1992     01/92            (b)


      729,796      551,672      1,281,468       10,726    1999     06/02            (b)


      348,616            -        348,616            -    1997     10/97            (b)
      323,573      515,134        838,707      191,564    1987     11/91            (b)

-------------- ------------  -------------  -----------

   $8,305,217   $8,141,147    $16,446,364   $2,312,493
============== ============  =============  ===========






      429,883      342,455        772,338      122,815    1990     03/92            (b)
      350,932      773,129      1,124,061      277,267    1989     03/92            (b)
      514,815      838,536      1,353,351      300,725    1987     03/92            (b)
      203,095      719,226        922,321      257,936    1988     03/92            (b)
      406,259      998,023      1,404,282      357,919    1987     03/92            (b)
--------------
-------------- ------------  -------------  -----------

   $1,904,984   $3,671,369     $5,576,353   $1,316,662
============== ============  =============  ===========







     $695,797     $647,181     $1,342,978      $12,582    1994     06/02            (b)
============== ============  =============  ===========








     $138,382     $676,588       $814,970     $156,486    1996     01/96            (b)
============== ============  =============  ===========







     $976,357     $974,016     $1,950,373     $162,427    1995     12/97            (b)
============== ============  =============  ===========







     $120,916     $281,310       $402,226      $24,924    1998     01/99            (i)
============== ============  =============  ===========







     $644,163   $1,397,579     $2,041,742      $81,525    2000     04/01            (b)
============== ============  =============  ===========







     $846,896     $633,950     $1,120,846      $21,132    1997     01/02            (b)
============== ============  =============  ===========







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


           (f)          (f)            (f)           -    1985     03/91            (e)
            -           (f)            (f)           -    1985     03/91            (d)









           (f)          (f)            (f)           -    1993     12/92            (e)



                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                                  DEPRECIATION

                                December 31, 2002

(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 1999, 2000 and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                        Accumulated
                                                                        Cost           Depreciation
                                                                  -----------------   ----------------
               Properties the Partnership has Invested in
                  Under Operating Leases:

                      Balance, December, 31, 1999                    $  16,564,272       $  1,485,137
                      Provision for write-down of assets                  (287,275 )               --
                      Disposition                                         (790,010 )          (81,658 )
                      Depreciation expense                                      --            317,491
                                                                  -----------------   ----------------

                      Balance, December, 31 2000                        15,486,987          1,720,970
                      Provision for write-down of assets                  (322,092 )               --
                      Depreciation expense                                      --            297,383
                                                                  -----------------   ----------------

                      Balance, December 31, 2001                        15,164,895          2,018,353
                      Acquisition                                        1,281,469                 --
                      Depreciation expense                                      --            294,140
                                                                  -----------------   ----------------

                      Balance, December 31, 2002                     $  16,446,364       $  2,312,493
                                                                  =================   ================

               Properties of Joint Venture in Which the Partnership has a 50%
                  Interest and has Invested in Under Operating Leases:

                      Balance, December 31, 1999                      $  6,565,262       $  1,117,663
                      Depreciation expense                                      --            144,049
                                                                  -----------------   ----------------

                      Balance, December 31, 2000                         6,565,262          1,261,712
                      Depreciation expense                                      --            144,049
                                                                  -----------------   ----------------

                      Balance, December 31, 2001                         6,565,262          1,405,761
                      Dispositions                                        (988,909 )         (216,896 )
                      Depreciation expense                                      --            127,797
                                                                  -----------------   ----------------

                      Balance, December 31, 2002                      $  5,576,353       $  1,316,662
                                                                  =================   ================



                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002

                                                                                        Accumulated
                                                                        Cost           Depreciation
                                                                  -----------------   ----------------
               Property of Joint Venture in Which the Partnership has a 10.51%
                    Interest and has Invested in Under an Operating Lease:

                      Balance, December 31, 1999                      $  1,290,582        $   241,035
                      Depreciation expense                                      --             33,236
                                                                  -----------------   ----------------

                      Balance, December 31, 2000                         1,290,582            274,271
                      Depreciation expense                                      --             33,236
                                                                  -----------------   ----------------

                      Balance, December 31, 2001                         1,290,582            307,507
                      Disposition                                       (1,290,582 )         (318,587 )
                      Acquisition                                        1,342,978                 --
                      Depreciation expense                                      --             23,662
                                                                  -----------------   ----------------

                      Balance, December 31, 2002                      $  1,342,978        $    12,582
                                                                  =================   ================

               Property of Joint Venture in Which the Partnership has a 69.06%
                   Interest and has Invested in Under an Operating Lease:

                     Balance, December 31, 1999                        $   351,015           $     --
                     Depreciation expense (d)                                   --                 --
                                                                  -----------------   ----------------

                     Balance, December 31, 2000                            351,015                 --
                     Reclassified to operating lease                       789,560                 --
                     Provision for write-down of assets                   (738,349 )               --
                     Depreciation expense                                       --             15,123
                                                                  -----------------   ----------------

                     Balance, December 31, 2001                            402,226             15,123
                     Depreciation expense                                       --              9,801
                                                                  -----------------   ----------------

                     Balance, December 31, 2002                        $   402,226        $    24,924
                                                                  =================   ================


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002

                                                                                      Accumulated
                                                                      Cost           Depreciation
                                                                 ----------------   ----------------
               Property of Joint Venture in Which the Partnership has a 10%
                   Interest and has Invested in Under Operating Leases:

                     Balance, December 31, 2000                         $     --           $     --
                     Acquisition                                       2,112,011                 --
                     Depreciation expense                                     --             36,697
                                                                 ----------------   ----------------

                     Balance, December 31, 2001                        2,112,011             36,697
                     Reimbursement of construction cost (m)              (70,269 )           (1,759 )
                     Depreciation expense                                     --             46,587
                                                                 ----------------   ----------------

                     Balance, December 31, 2002                     $  2,041,742         $   81,525
                                                                 ================   ================

               Property in Which the Partnership has a 13% Interest as
                    Tenants-in- Common and has Invested in Under an Operating
                    Lease:

                      Balance, December 31, 1999                     $   814,970         $   88,827
                      Depreciation expense                                    --             22,553
                                                                 ----------------   ----------------

                      Balance, December 31, 2000                         814,970            111,380
                      Depreciation expense                                    --             22,553
                                                                 ----------------   ----------------

                      Balance, December 31, 2001                         814,970            133,933
                      Depreciation expense                                    --             22,553
                                                                 ----------------   ----------------

                      Balance, December 31, 2002                     $   814,970        $   156,486
                                                                 ================   ================

               Property in Which the Partnership has a 6.69% Interest as
                    Tenants-in- Common and has Invested in Under an Operating
                    Lease:

                      Balance, December 31, 1999                    $  1,950,373         $   65,023
                      Depreciation expense                                    --             32,468
                                                                 ----------------   ----------------

                      Balance, December 31, 2000                       1,950,373             97,491
                      Depreciation expense                                    --             32,468
                                                                 ----------------   ----------------

                      Balance, December 31, 2001                       1,950,373            129,959
                      Depreciation expense                                    --             32,468
                                                                 ----------------   ----------------

                      Balance, December 31, 2002                    $  1,950,373        $   162,427
                                                                 ================   ================



                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002

                                                                                         Accumulated
                                                                         Cost            Depreciation
                                                                   -----------------   -----------------
               Property in Which the Partnership has a 81.65% Interest as
                   Tenants-in-Common and has Invested in Under an Operating
                   Leases:

                     Balance, December 31, 2001                            $     --            $     --
                     Acquisition (n)                                      1,120,846                  --
                     Depreciation expense                                        --              21,132
                                                                   -----------------   -----------------

                     Balance, December 31, 2002                        $  1,120,846         $    21,132
                                                                   =================   =================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $27,602,038 and $14,363,028, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                                December 31, 2002

(j) Effective August 1, 1998, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 23 years.

(k) The undepreciated cost of the Property in Ocean Shores, Washington was reduced to its estimated fair value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $738,349 at December 31, 2001. The provision at December 31, 2001 represented the difference between the Property's carrying value and the estimated fair value of the Property. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2002, including the provision for write-down of assets.

(l) The undepreciated cost of the Property in North Richland Hills, Texas was reduced to its estimated fair value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $15,433 at December 31, 2001. The impairment at December 31, 2001 represented the difference between the Property's carrying value and the estimated fair value of the Property. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2002, including the provision for write-down of assets.

(m) During the year ended December 31, 2002, the Partnership received reimbursement from the developer upon final construction costs reconciliation. In connection therewith, the land and building values were adjusted accordingly.

(n) During the year ended December 31, 2002, the Partnership and an affiliate as tenant-in-common, purchased a real estate property from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,120,800.

(o) During the year ended December 31, 2002, the joint venture purchased a real estate property from CNL Funding 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of approximately $1,343,000.

                                  EXHIBIT INDEX


Exhibit Number

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

           99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

           99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2