Form 10-Q
period 2003-03-31
CNL INCOME FUND X LTD
filed 2003-05-13
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

   (X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                          March 31, 2003
                                          --------------------------------------

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


                             CNL Income Fund X, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Florida                                                  59-3004139
--------------------------------------            ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)


450 South Orange Avenue
Orlando, Florida                                                32801
--------------------------------------            ------------------------------
 (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                     (407) 540-2000
                                                  ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):Yes_____ No X

                                    CONTENTS




                                                                        Page
Part I.

         Item 1.    Financial Statements:

                       Condensed Balance Sheets                           1

                       Condensed Statements of Income                     2

                       Condensed Statements of Partners' Capital          3

                       Condensed Statements of Cash Flows                 4

                       Notes to Condensed Financial Statements            5-6

         Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                7-9

         Item 3.    Quantitative and Qualitative Disclosures About
                       Market Risk                                        9

         Item 4.    Controls and Procedures                               9

Part II.

         Other Information                                                10-11

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                              March 31,             December 31,
                                                                                 2003                   2002
                                                                            ---------------       -----------------

                                  ASSETS

     Real estate with operating leases, net                                    $14,058,424            $ 14,133,871
     Net investment in direct financing leases                                   8,504,935               8,592,987
     Investment in joint ventures                                                4,087,224               4,117,921
     Cash and cash equivalents                                                   1,253,765               1,287,619
     Receivables                                                                        --                  47,784
     Accrued rental income, less allowance for doubtful accounts of
         $4,841 in 2003 and 2002                                                 1,306,309               1,319,652
     Other assets                                                                   85,056                  92,523
                                                                            ---------------       -----------------
                                                                               $29,295,713            $ 29,592,357
                                                                            ===============       =================

                    LIABILITIES AND PARTNERS' CAPITAL

     Accounts payable                                                           $   45,483              $    4,532
     Real estate taxes payable                                                       7,943                  12,836
     Distributions payable                                                         900,001                 900,001
     Due to related parties                                                         18,826                  17,330
     Rents paid in advance and deposits                                            132,006                 146,802
                                                                            ---------------       -----------------
         Total liabilities                                                       1,104,259               1,081,501

     Minority interest                                                              61,737                  62,980

     Partners' capital                                                          28,129,717              28,447,876
                                                                            ---------------       -----------------
                                                                               $29,295,713            $ 29,592,357
                                                                            ===============       =================

            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                     2003               2002
                                                                                ---------------     --------------

Revenues:
    Rental income from operating leases                                            $   485,526         $  455,293
    Earned income from direct financing leases                                         228,931            237,751
    Contingent rental income                                                                --             25,206
    Interest and other income                                                              212              1,032
                                                                                ---------------     --------------
                                                                                       714,669            719,282
                                                                                ---------------     --------------

Expenses:
    General operating and administrative                                                83,449             88,527
    Property expenses                                                                    2,709              4,726
    State and other taxes                                                               42,768             27,666
    Depreciation and amortization                                                       76,710             67,326
                                                                                ---------------     --------------
                                                                                       205,636            188,245
                                                                                ---------------     --------------

Income Before Minority Interest in Income of Consolidated Joint
    Venture and Equity in Earnings of Unconsolidated Joint Ventures
                                                                                       509,033            531,037

Minority Interest in Income of Consolidated
    Joint Venture                                                                      (2,081)             (2,037 )

Equity in Earnings of Unconsolidated Joint Ventures                                     74,890             82,433
                                                                                ---------------     --------------
Income from Continuing Operations                                                      581,842            611,433
                                                                                ---------------     --------------

Discontinued Operations
    Income from discontinued operations                                                     --             15,533
                                                                                ---------------     --------------
Net Income                                                                         $   581,842         $  626,966
                                                                                ===============     ==============

Income Per Limited Partner Unit
    Continuing operations                                                           $     0.15          $    0.15
    Discontinued operations                                                                 --               0.01
                                                                                --------------     ---------------
                                                                                    $     0.15          $    0.16
                                                                                ===============     ==============
Weighted Average Number of Limited Partner
    Units Outstanding                                                                4,000,000          4,000,000
                                                                                ===============     ==============

            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2003                  2002
                                                                           -------------------    ------------------

General partners:
    Beginning balance                                                            $    252,935          $    252,935
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                      252,935               252,935
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              28,194,941            28,767,793
    Net income                                                                        581,842             3,027,152
    Distributions ($0.23 and $0.90 per limited partner
       unit, respectively)                                                           (900,001 )          (3,600,004 )
                                                                           -------------------    ------------------
                                                                                   27,876,782            28,194,941
                                                                           -------------------    ------------------

Total partners' capital                                                        $   28,129,717         $  28,447,876
                                                                           ===================    ==================

            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                  2003               2002
                                                                              --------------    ---------------

    Increase (Decrease) in Cash and Cash Equivalents

        Net Cash Provided by Operating Activities                                $  869,471          $ 970,776
                                                                              --------------    ---------------

        Cash Flows from Investing Activities:
           Investment in joint venture                                                   --           (915,171 )
                                                                              --------------    ---------------
                  Net cash used in investing activities                                  --           (915,171 )
                                                                              --------------    ---------------

        Cash Flows from Financing Activities:
           Distributions to limited partners                                       (900,001 )         (900,001 )
           Distributions to holder of minority interest                              (3,324 )           (2,135 )
                                                                              --------------    ---------------
                  Net cash used in financing activities                            (903,325 )         (902,136 )
                                                                              --------------    ---------------

    Net Decrease in Cash and Cash Equivalents                                       (33,854 )         (846,531 )

    Cash and Cash Equivalents at Beginning of Quarter                             1,287,619          1,565,888
                                                                              --------------    ---------------
    Cash and Cash Equivalents at End of Quarter                                 $ 1,253,765         $  719,357
                                                                              ==============    ===============

    Supplemental Schedule of Non-Cash Financing
        Activities:

           Distributions declared and unpaid at end of
              quarter                                                            $  900,001         $  900,001
                                                                              ==============    ===============

            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund X, Ltd. (the "Partnership") for the year ended December 31, 2002.

         The Partnership accounts for its 88.26% interest in Allegan Real Estate Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:
         ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


3.       Concentration of Credit Risk-Continued:
         --------------------------------------


                                                   2003               2002
                                              ---------------    ---------------

         Golden Corral Corporation                $ 176,036         $  192,473
         Carrols Corp.                              107,699                N/A
         Jack in the Box Inc. and Jack in
           the Box Eastern Division, L.P.
                                                     95,722            126,917
         Shoney's Inc.                               83,416                N/A

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                             2003                 2002
                                        ---------------      ---------------

         Golden Corral Family
         Steakhouse Restaurant            $  176,037           $  192,473
         Burger King                         148,593              172,209
         Jack in the Box                      95,722              126,917
         Hardee's                             93,018               95,958

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented,   the  tenant  did  not  represent  more  than  10%  of  the
         Partnership's total rental revenues.

         Although the Partnership's properties have some geographic diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 36 Properties directly and 13 Properties indirectly through joint venture or tenancy in common arrangements. As of March 31, 2003, the Partnership owned 34 Properties directly and 13 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

        Cash from operating activities was $869,471 and $970,776 for the quarters ended March 31, 2003 and 2002, respectively. The decrease in cash from operating activities for the quarter ended March 31, 2003 was a result of changes in the Partnership's working capital and changes in income and expenses.

        At March 31, 2003, the Partnership had $1,253,765 in cash and cash equivalents as compared to $1,287,619 at December 31, 2002. The funds remaining at March 31, 2003, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

Short-Term Liquidity

        The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flows in excess of operating expenses.

        The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

        The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

        The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $900,001 for each of the quarters ended March 31, 2003 and 2002. This represents distributions for each applicable quarter of $0.23 per unit. No distributions were made to the general partners for the quarters ended March 31, 2003 and 2002. No amounts distributed to the limited partners for the quarters ended March 31, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

        Total liabilities of the Partnership, including distributions payable, were $1,104,259 at March 31, 2003, as compared to $1,081,501 at December 31,
2002, primarily due to an increase in accounts payable. The increase was partially offset by a decrease in real estate taxes payable and rents paid in advance and deposits at March 31, 2003, as compared to December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet current working capital needs.

Long-Term Liquidity

        The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

        Total rental revenues were $714,457 during the quarter ended March 31, 2003, as compared to $693,044 during the same period of 2002. Rental revenues increased during 2003 because the Partnership acquired a Property in Houston, Texas in June 2002.

        The Partnership also earned $25,206 in contingent rental income during the quarter ended March 31, 2002. The Partnership did not recognize contingent rental income during the quarter ended March 31, 2003. The decrease in contingent rental income was primarily due to a decrease in contingent rental income relating to the Property in Las Cruces, New Mexico as a result of a lease amendment.

        During the quarter ended March 31, 2003, the Partnership earned $74,890 attributable to net income earned by joint ventures, as compared to $82,433 during the same period of 2002. The decrease in net income earned by joint ventures during the quarter ended March 31, 2003 was primarily attributable to the fact that in May 2002, CNL Restaurant Investments III, in which the Partnership owns a 50% interest, sold its Property in Greensboro, North Carolina to the tenant. During 2002, the Partnership received approximately $571,700 as a return of capital from the joint venture and reinvested the return of capital in a Property in Houston, Texas. As a result, rental revenues increased while income earned by joint ventures decreased.

        During the quarters ended March 31, 2003 and 2002, Ocean Shores Joint Venture, in which the Partnership owns a 69.06% interest, did not record rental revenues because the tenant of the Property owned by this joint venture experienced financial difficulties and vacated the Property in April 2001. In
March 2003, the joint venture executed a termination of the tenant's lease rights and the tenant surrendered the premises. The joint venture is currently seeking a replacement tenant. The lost revenues resulting from the vacant Property will continue to have an adverse effect on the equity in earnings of joint ventures until the joint venture re-leases the Property.

        During the quarter ended March 31, 2003, four lessees (or groups of affiliated tenants) of the Partnership, Golden Corral Corp., Carrols Corp., Jack in the Box Inc. and Jack in the Box Eastern Divison, L.P. (which are affiliated entities under common control of Jack in the Box Inc.) and Shoney's, Inc. each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these four lessees will continue to contribute more than 10% of the Partnership's total rental revenues. In addition, during the quarter ended March 31, 2003, four restaurant chains, Golden Corral Family Steakhouse Restaurants, Burger King, Jack in the Box and Hardee's each accounted for more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from the Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). It is anticipated that these four restaurant chains will each continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

        Operating expenses, including depreciation and amortization expense, were $205,636 during the quarter ended March 31, 2003, as compared to $188,245 during the same period of 2002. The increase in operating expenses during the quarter ended March 31, 2003 was due to higher depreciation expense as a result of the acquisition of the Property in Houston, Texas and due to an increase in state tax expense relating to several states in which the Partnership conducts business.

        During the year ended December 31, 2002, the Partnership identified and sold two Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized net rental income (rental revenues less Property related expenses) of $15,533 relating to these Properties during the quarter ended March 31, 2002. The Partnership sold the Properties in San Marcos, Texas and Ft. Pierce, Florida subsequent to March 31, 2002.

        In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


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

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings.   Inapplicable.
           ------------------

Item 2.    Changes in Securities.   Inapplicable.
           ----------------------

Item 3.    Default upon Senior Securities.   Inapplicable.
           -------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders. Inapplicable.
           ---------------------------------------------------

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of May, 2003.


                                            CNL INCOME FUND X, LTD.

                                            By: CNL REALTY CORPORATION
                                                     General Partner


                                            By: /s/  James  M. Seneff, Jr.
                                                --------------------------------
                                                JAMES M. SENEFF, JR.
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                            By: /s/   Robert A. Bourne
                                                --------------------------------
                                                ROBERT  A.  BOURNE
                                                President and Treasurer
                                                (Principal  Financial and
                                                Accounting Officer)

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

Date: May 12, 2003

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


Date: May 12, 2003


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