Form 10-Q
period 2003-06-30
CNL INCOME FUND X LTD
filed 2003-08-13
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2003
   --------------------------------------------------------------------------

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


                             CNL Income Fund X, Ltd.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                           59-3004139
---------------------------------              -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
---------------------------------              -----------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                               -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):Yes_____ No X

                                    CONTENTS




                                                                      Page
Part I.

         Item 1.    Financial Statements:

                       Condensed Balance Sheets                         1

                       Condensed Statements of Income                   2

                       Condensed Statements of Partners' Capital        3

                       Condensed Statements of Cash Flows               4

                       Notes to Condensed Financial Statements          5-8

         Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations              9-11

         Item 3.    Quantitative and Qualitative Disclosures About
                       Market Risk                                      11

         Item 4.    Controls and Procedures                             11

Part II.

         Other Information                                              12-13

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               June 30,             December 31,
                                                                                 2003                   2002
                                                                            ---------------       -----------------
                                  ASSETS

     Real estate properties with operating leases, net                         $13,982,977            $ 14,133,871
     Net investment in direct financing leases                                   8,414,498               8,592,987
     Investment in joint ventures                                                4,068,441               4,117,921
     Cash and cash equivalents                                                   1,168,814               1,287,619
     Receivables                                                                       225                  47,784
     Accrued rental income, less allowance for doubtful accounts of
         $4,841 in 2003 and 2002                                                 1,292,966               1,319,652
     Other assets                                                                   85,916                  92,523
                                                                            ---------------       -----------------

                                                                               $29,013,837            $ 29,592,357
                                                                            ===============       =================

                    LIABILITIES AND PARTNERS' CAPITAL

     Accounts payable                                                           $   22,472              $    4,532
     Real estate taxes payable                                                      15,629                  12,836
     Distributions payable                                                         900,001                 900,001
     Due to related parties                                                         14,750                  17,330
     Rents paid in advance and deposits                                            132,006                 146,802
                                                                            ---------------       -----------------
         Total liabilities                                                       1,084,858               1,081,501

     Minority interest                                                              62,063                  62,980

     Partners' capital                                                          27,866,916              28,447,876
                                                                            ---------------       -----------------

                                                                               $29,013,837            $ 29,592,357
                                                                            ===============       =================


           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                      Quarter Ended                 Six Months Ended
                                                                         June 30,                       June 30,
                                                                  2003             2002            2003           2002
                                                              -------------    --------------  -------------  -------------
Revenues:
    Rental income from operating leases                          $ 480,812         $ 451,787      $ 968,026      $ 907,082
    Earned income from direct financing leases                     226,547           235,698        455,478        473,449
    Contingent rental income                                         8,870             4,941          7,182         30,147
    Interest and other income                                           68             2,605            280          3,637
                                                              -------------    --------------  -------------  -------------
                                                                   716,297           695,031      1,430,966      1,414,315
                                                              -------------    --------------  -------------  -------------

Expenses:
    General operating and administrative                            67,804            73,508        151,253        162,036
    Property related                                                 5,478            15,511          8,187         20,237
    State and other taxes                                            6,734             3,410         49,502         31,076
    Depreciation and amortization                                   76,711            78,553        153,421        145,879
                                                              -------------    --------------  -------------  -------------
                                                                   156,727           170,982        362,363        359,228
                                                              -------------    --------------  -------------  -------------

Income Before Minority Interest in Income of Consolidated
    Joint Venture and Equity in Earnings of                        559,570           524,049      1,068,603      1,055,087
    Unconsolidated Joint Ventures

Minority Interest in Income of Consolidated Joint
    Venture                                                         (1,986 )          (2,028 )       (4,067 )       (4,065 )

Equity in Earnings of Unconsolidated Joint Ventures                 79,616           329,671        154,506        412,104
                                                              -------------    --------------  -------------  -------------

Income from Continuing Operations                                  637,200           851,692      1,219,042      1,463,126
                                                              -------------    --------------  -------------  -------------

Discontinued Operations
    Income from discontinued operations                                 --            16,584             --         32,116
    Gain on disposal of discontinued operations                         --           169,412             --        169,412
                                                              -------------    --------------  -------------  -------------
                                                                        --           185,996             --        201,528
                                                              -------------    --------------  -------------  -------------

Net Income                                                       $ 637,200        $1,037,688     $1,219,042     $1,664,654
                                                              =============    ==============  =============  =============

Income Per Limited Partner Unit
    Continuing operations                                         $   0.16          $   0.21       $   0.30       $   0.37
    Discontinued operations                                             --              0.05             --           0.05
                                                              -------------    --------------  -------------  -------------

                                                                  $   0.16          $   0.26       $   0.30       $   0.42
                                                              =============    ==============  =============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                            4,000,000         4,000,000      4,000,000      4,000,000
                                                              =============    ==============  =============  =============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Six Months Ended          Year Ended
                                                                               June 30,             December 31,
                                                                                 2003                   2002
                                                                          --------------------    ------------------
General partners:
    Beginning balance                                                           $     252,935          $    252,935
    Net income                                                                             --                    --
                                                                          --------------------    ------------------
                                                                                      252,935               252,935
                                                                          --------------------    ------------------

Limited partners:
    Beginning balance                                                              28,194,941            28,767,793
    Net income                                                                      1,219,042             3,027,152
    Distributions ($0.45 and $0.90 per limited partner
       unit, respectively)                                                         (1,800,002 )          (3,600,004 )
                                                                          --------------------    ------------------
                                                                                   27,613,981            28,194,941
                                                                          --------------------    ------------------

Total partners' capital                                                        $   27,866,916         $  28,447,876
                                                                          ====================    ==================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Six Month Ended
                                                                                          June 30,
                                                                                  2003               2002
                                                                              --------------    ---------------
    Increase (Decrease) in Cash and Cash Equivalents

        Net Cash Provided by Operating Activities                               $ 1,686,181        $ 1,629,384
                                                                              --------------    ---------------

        Cash Flows from Investing Activities:
           Additions to real estate properties with operating leases                     --         (1,281,467 )
           Proceeds from sale of assets                                                  --          1,161,056
           Investment in joint venture                                                   --           (915,171 )
           Return of capital from joint venture                                          --            571,744
                                                                              --------------    ---------------
                  Net cash used in investing activities                                  --           (463,838 )
                                                                              --------------    ---------------

        Cash Flows from Financing Activities:
           Distributions to limited partners                                     (1,800,002 )       (1,800,002 )
           Distributions to holder of minority interest                              (4,984 )           (4,415 )
                                                                              --------------    ---------------
                  Net cash used in financing activities                          (1,804,986 )       (1,804,417 )
                                                                              --------------    ---------------

    Net Decrease in Cash and Cash Equivalents                                      (118,805 )         (638,871 )

    Cash and Cash Equivalents at Beginning of Period                              1,287,619          1,565,888
                                                                              --------------    ---------------

    Cash and Cash Equivalents at End of Period                                  $ 1,168,814         $  927,017
                                                                              ==============    ===============

    Supplemental Schedule of Non-Cash Financing
        Activities:

           Distributions declared and unpaid at end of
              period                                                             $  900,001         $  900,001
                                                                              ==============    ===============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


3.       Investment in Joint Ventures:

         In May 2003, Ocean Shores Joint Venture, in which the Partnership owns a 69.06% interest, entered into an agreement, with a third party, to sell its property in Ocean Shores, Washington. As a result, the joint venture reclassified the asset from real estate property with an operating lease to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. In addition, the joint venture stopped recording depreciation once the property was identified for sale. The joint venture had recorded a provision for write-down of assets in a previous year relating to this property.

         The financial results relating to the property in Ocean Shores, Washington and the properties sold in 2002 by CNL Restaurant Investments III and by Ashland Joint Venture, in which the Partnership owns 50% and 10.51% interests, respectively, are classified as Discontinued Operations in the condensed financial information presented below.

         CNL Restaurant Investments III owns and leases five properties to operators of national fast-food restaurants. Ashland Joint Venture, Williston Real Estate Joint Venture, Ocean Shores Joint Venture, CNL VIII, X, XII Kokomo Joint Venture and the Partnership and affiliates as tenants-in-common-in three separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants.

         The following presents the combined, condensed financial information for the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                              June 30,            December 31,
                                                                                2003                  2002
                                                                          -----------------     ------------------
          Real estate properties with operating leases, net                  $  10,963,103          $  11,096,447
          Net investment in direct financing leases                                624,906                633,362
          Real estate held for sale                                                374,035                377,303
          Cash                                                                      47,405                 31,871
          Receivables, less allowance for doubtful accounts                            941                 20,476
          Accrued rental income                                                     79,333                 79,333
          Other assets                                                              20,909                 27,511
          Liabilities                                                                2,370                 11,670
          Partners' capital                                                     12,108,262             12,254,633


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


3.       Investment in Joint Ventures - Continued:

                                                          Quarter Ended June 30,          Six Months Ended June 30,
                                                           2003             2002            2003            2002
                                                      --------------     -------------   -------------   -------------
          Revenues                                     $   341,028         $  305,510      $ 681,749      $   620,615
          Expenses                                         (71,986 )          (63,724 )     (177,847 )       (152,510 )
                                                      --------------     --------------  -------------   --------------
               Income from continuing operations           269,042            241,786        503,902          468,105
                                                      --------------     --------------  -------------   --------------
          Discontinued operations:
               Income (loss) from discontinued
                 operations                                 (9,068 )           15,939        (11,718 )         39,762
               Gain on disposal of discontinued
                 operations                                     --            872,385             --          872,385
                                                      -------------     --------------  -------------   --------------
                                                            (9,068 )          888,324        (11,718 )        912,147
                                                      -------------     --------------  -------------   --------------

          Net income                                     $ 259,974        $ 1,130,110     $  492,184     $  1,380,252
                                                      =============     ==============  =============   ==============


         The Partnership recognized income totaling $154,506 and $412,104 during the six months ended June 30, 2003 and 2002, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates, of which $79,616 and $329,671 were earned during the quarters ended June 30, 2003 and 2002, respectively.

4.       Concentration of Credit Risk:

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

                                                                   2003                2002
                                                              ---------------     ---------------
                  Golden Corral Corporation                        $ 352,878          $  362,403
                  Jack in the Box Inc. and Jack in the Box
                      Eastern Division, L.P.                         189,593             256,482
                  Shoney's, Inc.                                     166,832                 N/A
                  Carrols Corp.                                      221,666                 N/A

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:

                                                                2003                2002
                                                           ----------------    ---------------
                  Golden Corral Family Steakhouse
                      Restaurant                                $  352,878         $  362,403
                  Burger King                                      303,141            334,028
                  Jack in the Box                                  189,583            256,482
                  Hardee's                                         185,129            190,228

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


4.       Concentration of Credit Risk - Continued:

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented,   the  tenant  did  not  represent  more  than  10%  of  the
         Partnership's total rental revenues.

         Although the Partnership's properties have some geographic diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2002, the Partnership owned 35 Properties directly and 13 Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2003, the Partnership owned 34 Properties directly and 13 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $1,686,181 and $1,629,384 for the six months ended June 30, 2003 and 2002, respectively. Cash and cash equivalents were $1,168,814 and $1,287,619 at June 30, 2003 and December 31, 2002,
respectively. At June 30, 2003, these funds were held in demand deposit accounts at commercial banks. The funds remaining at June 30, 2003, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,800,002 for each of the six months ended June 30, 2003 and 2002 ($900,001 for each applicable quarter.) This represents distributions of $0.45 per unit for each of the six months ended June 30, 2003 and 2002 ($0.23 per unit for each applicable quarter.) No distributions were made to the general partners for the quarters and six months ended June 30, 2003 and 2002. No amounts distributed to the limited partners for the six months ended June 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $1,084,858 at June 30, 2003, as compared to $1,081,501 at December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,423,504 during the six months ended June 30, 2003, as compared to $1,380,531 during the same period of 2002, $707,359 and $687,485 of which were earned during the second quarter of 2003 and 2002, respectively. Rental revenues increased during the quarter and six months ended June 30, 2003 because the Partnership acquired a Property in Houston, Texas in June 2002.

         The Partnership also earned $7,182 in contingent rental income during the six months ended June 30, 2003, as compared to $30,147 during the same period of 2002, $8,870 and $4,941 of which were earned during the second quarters of 2003 and 2002, respectively. The decrease in contingent rental income during the six months ended June 30, 2003 was due to lower reported sales and due to a decrease in contingent rental income relating to the Property in Las Cruces, New Mexico as a result of a lease amendment.

         The Partnership also earned $154,506 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2003, as compared to $412,104 during the same period of 2002, $79,616 and $329,671 of which were earned during the quarters ended June 30, 2003 and 2002, respectively. The decrease in net income earned by joint ventures during the quarter and six months ended June 30, 2003, as compared to the same periods of 2002, was primarily attributable to the fact that in May 2002 CNL Restaurant Investments III, in which the Partnership owns a 50% interest, sold its Property in Greensboro, North Carolina to the tenant. In addition, in June 2002, Ashland Joint Venture, in which the Partnership owns a 10.51% interest, sold its Property in Ashland, New Hampshire to the tenant. These sales resulted in a net gain of $872,385 to these joint ventures. During 2002, the Partnership received approximately $571,700 as a return of capital from CNL Restaurant Investments II and reinvested the return of capital in a wholly owned Property in Houston, Texas. As a result, rental revenues increased while income earned by joint ventures decreased.

         In 2001, Ocean Shores Joint Venture, in which the Partnership owns a 69.06% interest stopped recording rental revenue because the tenant of the Property in Ocean Shores, Washington owned by this joint venture experienced financial difficulties and vacated the Property. In March 2003, the joint venture executed a termination of the tenant's lease rights, and the tenant surrendered the premises. In May 2003, Ocean Shores Joint Venture entered into an agreement with a third party to sell the Property. As of August 8, 2003, the sale had not occurred. The lost revenues resulting from the vacant Property will continue to have an adverse effect on the equity in earnings of unconsolidated joint ventures until the joint venture sells or re-leases the Property.

         During the six months ended June 30, 2003, four lessees (or groups of affiliated tenants) of the Partnership, Golden Corral Corporation, Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control of Jack in the Box Inc.), Shoney's, Inc. and Carrols Corp. each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these four lessees will continue to contribute more than 10% of the Partnership's total rental revenues. In addition, during the six months ended June 30, 2003, four restaurant chains, Golden Corral Family Steakhouse Restaurants, Burger King, Jack in the Box and Hardee's each accounted for more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from the Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). It is anticipated that these four restaurant chains will each continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $362,363 during the six months ended June 30, 2003, as compared to $359,228 during the same period of 2002, $156,727 and $170,982 of which were incurred during the quarters ended June 30, 2003 and 2002, respectively. The increase in operating expenses during the six months ended June 30, 2003 was due to higher depreciation expense as a result of the acquisition of the Property in Houston, Texas, and due to an increase in state tax expense relating to several states in which the Partnership conducts business. The increase during the six months ended June 30, 2003 was partially offset by and the decrease during the quarter ended June 30, 2003 was partially due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. Property related expenses were higher during the quarter and six months ended June 30, 2002 because the Partnership elected to reimburse the tenant of the Property in Las Cruces, New Mexico for certain renovation costs.

         During the year ended December 31, 2002, the Partnership identified and sold two Properties that were classified as Discontinued Operations in the accompanying financial statements. In April 2002, the Partnership sold its Property in San Marcos, Texas and recognized a gain on disposal of discontinued operations of $169,412. The Partnership sold the Property in Ft. Pierce, Florida in December 2002. The Partnership recognized net rental income (rental revenues less Property related expenses) of $16,584 and $32,116 during the quarter and six months ended June 30 2002, respectively, relating to these Properties.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

                 31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                 31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                 32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                 32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

           (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of August 2003.


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

                31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2