Form 10-Q
period 2003-09-30
CNL INCOME FUND X LTD
filed 2003-11-14
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2003
   --------------------------------------------------------------------------

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                              September 30,         December 31,
                                                                                  2003                  2002
                                                                            ------------------    -----------------
                                  ASSETS

     Real estate properties with operating leases, net                          $  13,906,418        $  14,133,871
     Net investment in direct financing leases                                      8,321,611            8,592,987
     Investment in joint ventures                                                   4,349,937            4,117,921
     Cash and cash equivalents                                                      1,132,267            1,287,619
     Receivables                                                                           --               47,784
     Accrued rental income, less allowance for doubtful accounts of
         $4,841 in 2003 and 2002                                                    1,279,623            1,319,652
     Other assets                                                                      93,911               92,523
                                                                            ------------------    -----------------

                                                                                $  29,083,767        $  29,592,357
                                                                            ==================    =================

                    LIABILITIES AND PARTNERS' CAPITAL

     Accounts payable and accrued expenses                                       $     15,899          $     4,532
     Real estate taxes payable                                                         22,034               12,836
     Distributions payable                                                            900,001              900,001
     Due to related parties                                                            20,298               17,330
     Rents paid in advance and deposits                                               162,584              146,802
                                                                            ------------------    -----------------
         Total liabilities                                                          1,120,816            1,081,501

     Minority interest                                                                 61,533               62,980

     Partners' capital                                                             27,901,418           28,447,876
                                                                            ------------------    -----------------

                                                                                $  29,083,767        $  29,592,357
                                                                            ==================    =================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                      Quarter Ended                 Nine Months Ended
                                                                      September 30,                   September 30,
                                                                  2003             2002            2003           2002
                                                              -------------    --------------  -------------  -------------
Revenues:
    Rental income from operating leases                          $ 487,211         $ 493,857     $1,455,237     $1,400,939
    Earned income from direct financing leases                     224,097           249,613        679,575        723,062
    Contingent rental income                                         4,093             5,777         11,275         35,924
    Interest and other income                                          114             1,850            394          5,487
                                                              -------------    --------------  -------------  -------------
                                                                   715,515           751,097      2,146,481      2,165,412
                                                              -------------    --------------  -------------  -------------

Expenses:
    General operating and administrative                            64,420            70,479        215,673        232,515
    Property related                                                 6,813             4,853         15,000         25,090
    State and other taxes                                               --                --         49,502         31,076
    Depreciation and amortization                                   77,822            76,603        231,243        222,482
                                                              -------------    --------------  -------------  -------------
                                                                   149,055           151,935        511,418        511,163
                                                              -------------    --------------  -------------  -------------

Income Before Minority Interest in Income of Consolidated
    Joint Venture and Equity in Earnings of
    Unconsolidated Joint Ventures                                  566,460           599,162      1,635,063      1,654,249

Minority Interest in Income of Consolidated Joint
    Venture                                                         (2,035 )          (2,107 )       (6,102 )       (6,172 )

Equity in Earnings of Unconsolidated Joint Ventures                370,078            89,270        524,584        501,374
                                                              -------------    --------------  -------------  -------------

Income from Continuing Operations                                  934,503           686,325      2,153,545      2,149,451
                                                              -------------    --------------  -------------  -------------

Discontinued Operations
    Income (loss) from discontinued operations                          --            (9,245 )           --         22,871
    Gain on disposal of discontinued operations                         --                --             --        169,412
                                                              -------------    --------------  -------------  -------------
                                                                        --            (9,245 )           --        192,283
                                                              -------------    --------------  -------------  -------------

Net Income                                                       $ 934,503         $ 677,080     $2,153,545     $2,341,734
                                                              =============    ==============  =============  =============

Income Per Limited Partner Unit
    Continuing operations                                         $   0.23          $   0.17       $   0.54       $   0.54
    Discontinued operations                                             --                --             --           0.05
                                                              -------------    --------------  -------------  -------------

                                                                  $   0.23          $   0.17       $   0.54       $   0.59
                                                              =============    ==============  =============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                            4,000,000         4,000,000      4,000,000      4,000,000
                                                              =============    ==============  =============  =============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Nine Months Ended         Year Ended
                                                                             September 30,          December 31,
                                                                                  2003                  2002
                                                                          ---------------------   ------------------
General partners:
    Beginning balance                                                           $      252,935         $    252,935
    Net income                                                                              --                   --
                                                                          ---------------------   ------------------
                                                                                $      252,935         $    252,935
                                                                          ---------------------   ------------------

Limited partners:
    Beginning balance                                                               28,194,941           28,767,793
    Net income                                                                       2,153,545            3,027,152
    Distributions ($0.68 and $0.90 per limited partner
       unit, respectively)                                                          (2,700,003 )         (3,600,004 )
                                                                          ---------------------   ------------------
                                                                                    27,648,483           28,194,941
                                                                          ---------------------   ------------------

Total partners' capital                                                        $    27,901,418        $  28,447,876
                                                                          =====================   ==================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                                      Nine Month Ended
                                                                                       September 30,
                                                                                  2003               2002
                                                                              --------------    ---------------
    Net Cash Provided by Operating Activities                                   $ 2,552,200        $ 2,557,619
                                                                              --------------    ---------------

    Cash Flows from Investing Activities:
        Additions to real estate properties with operating leases                        --         (1,281,467 )
        Proceeds from sale of assets                                                     --          1,161,056
        Investment in joint venture                                                      --           (915,171 )
        Return of capital from joint venture                                             --            571,744
                                                                              --------------    ---------------
           Net cash used in investing activities                                         --           (463,838 )
                                                                              --------------    ---------------

    Cash Flows from Financing Activities:
        Distributions to limited partners                                        (2,700,003 )       (2,700,003 )
        Distributions to holder of minority interest                                 (7,549 )           (6,446 )
                                                                              --------------    ---------------
           Net cash used in financing activities                                 (2,707,552 )       (2,706,449 )
                                                                              --------------    ---------------

    Net Decrease in Cash and Cash Equivalents                                      (155,352 )         (612,668 )

    Cash and Cash Equivalents at Beginning of Period                              1,287,619          1,565,886
                                                                              --------------    ---------------

    Cash and Cash Equivalents at End of Period                                  $ 1,132,267         $  953,218
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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Investment in Joint Ventures

         In September 2003, Ocean Shores Joint Venture, in which the Partnership owns a 69.06% interest, sold its vacant property in Ocean Shores, Washington to a third party and recorded a gain on disposal of assets of approximately $413,700. The joint venture had recorded a provision for write-down of assets in a previous year relating to this property.

         The financial results relating to the property in Ocean Shores, Washington and the properties sold in 2002 by CNL Restaurant
         Investments  III  and  by  Ashland  Joint  Venture  are  classified  as
         Discontinued Operations in the condensed financial information presented below.

         CNL Restaurant Investments III owns five properties. Ashland Joint Venture, Williston Real Estate Joint Venture, CNL VIII, X, XII Kokomo Joint Venture and the Partnership and affiliates as tenants-in-common-in three separate tenancy-in-common arrangements, each own one property.

         The following presents the combined, condensed financial information for the unconsolidated joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                           September 30,          December 31,
                                                                                2003                  2002
                                                                          -----------------     ------------------
          Real estate properties with operating leases, net                  $  10,896,431          $  11,096,447
          Net investment in direct financing leases                                620,504                633,362
          Real estate held for sale                                                     --                377,303
          Cash                                                                     880,080                 31,871
          Receivables, less allowance for doubtful accounts                             --                 20,476
          Accrued rental income                                                     79,333                 79,333
          Other assets                                                              31,279                 27,511
          Liabilities                                                               13,534                 11,670
          Partners' capital                                                     12,494,093             12,254,633


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


3.       Investment in Joint Ventures - Continued

                                                               Quarter Ended             Nine Months Ended
                                                               September 30,                September 30,
                                                          2003              2002            2003            2002
                                                      -------------      -------------  -------------   -------------
          Revenues                                       $ 339,562         $  356,273     $1,021,311       $  976,888
          Expenses                                         (69,741 )          (81,440 )     (247,588 )       (233,950 )
                                                      -------------     --------------  -------------   --------------
               Income from continuing operations           269,821            274,833        773,723          742,938
                                                      -------------     --------------  -------------   --------------
          Discontinued operations:
               Income (loss) from discontinued
                 operations                                 (3,905 )              740        (15,623 )         40,502
               Gain on disposal of discontinued
                 operations                                413,665                 --        413,665          872,385
                                                      -------------     --------------  -------------   --------------
                                                           409,760                740        398,042          912,887
                                                      -------------     --------------  -------------   --------------

          Net income                                     $ 679,581         $  275,573     $1,171,765    $   1,655,825
                                                      =============     ==============  =============   ==============

         The Partnership recognized income totaling $524,584 and $501,374 during the nine months ended September 30, 2003 and 2002, respectively, from these joint ventures and the properties held as tenants-in-common with affiliates, of which $370,078 and $89,270 were earned during the quarters ended September 30, 2003 and 2002, respectively.

4.       Concentration of Credit Risk

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

                                                                               2003                2002
                                                                          ---------------     ---------------
               Golden Corral Corporation                                      $  529,720          $  539,244
               Carrols Corp. and Texas Taco Cabana, LP
                   (under common control of Carrols Corp.)                       335,469                 N/A
               Jack in the Box Inc. and Jack in the Box
                   Eastern Division, L.P.                                        283,237             353,724
               Shoney's, Inc.                                                    250,248                 N/A



                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


4.       Concentration of Credit Risk - Continued

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

                                                           2003              2002
                                                       -------------    -------------
                  Golden Corral Family Steakhouse
                      Restaurants                        $  529,720       $  539,244
                  Burger King                               457,098          491,368
                  Jack in the Box                           283,237          353,725
                  Hardee's                                  276,554          284,953

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or group of affiliated tenants did not represent more than 10% of the Partnership's total rental revenues.

         Although the Partnership's properties have some geographic diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

5.       Subsequent Event

         In October 2003, Ocean Shores Joint Venture was dissolved and the Partnership received approximately $542,700 as its pro-rata share of the liquidating distribution from the joint venture. No gain or loss was recognized related to the dissolution. The Partnership owned a 69.06% interest in this joint venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2002, the Partnership owned 35 Properties directly and 13 Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2003, the Partnership owned 34 Properties directly and 12 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $2,552,200 and $2,557,619 for the nine months ended September 30, 2003 and 2002, respectively. Other sources and uses of cash included the following during the nine months ended September 30, 2003.

         In September 2003, Ocean Shores Joint Venture, in which the Partnership owns a 69.06% interest, sold its Property in Ocean Shores, Washington to a third party and received net sales proceeds of $787,700, resulting in a gain to the joint venture of approximately $413,700. The joint venture had recorded provisions for write-down of assets relating to this Property in a previous year. In October 2003, the Partnership received approximately $542,700 as its pro-rata share of the liquidating distribution from the joint venture. The Partnership intends to use these proceeds to pay liabilities of the Partnership, including distributions to the Limited Partners.

         Cash and cash equivalents were $1,132,267 and $1,287,619 at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, these funds were held in demand deposit accounts at commercial banks. The funds remaining at September 30, 2003, after the payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs and to invest in an additional Property.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $2,700,003 for each of the nine months ended September 30, 2003 and 2002 ($900,001 for each applicable quarter). This represents distributions of $0.68 per unit for each of the nine months ended September 30, 2003 and 2002 ($0.23 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2003 and 2002. No amounts distributed to the limited partners for the nine months ended September 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,120,816 at September 30, 2003, as compared to $1,081,501 at December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $2,134,812 during the nine months ended September 30, 2003, as compared to $2,124,001 during the same period of 2002, $711,308 and $743,470 of which were earned during the third quarter of 2003 and 2002, respectively. Rental revenues increased during the nine months ended September 30, 2003 because the Partnership acquired a Property in Houston, Texas in June 2002. This was partially offset by the fact that during the quarter ended September 30, 2002 the Partnership collected amounts related to the Properties in Las Cruces and Albuquerque, New Mexico which had been deferred in a prior year.

         The Partnership also earned $11,275 in contingent rental income during the nine months ended September 30, 2003, as compared to $35,924 during the same period of 2002, $4,093 and $5,777 of which were earned during the third quarters of 2003 and 2002, respectively. The decrease in contingent rental income during the nine months ended September 30, 2003 was primarily due to lower reported sales and due to a decrease in contingent rental income relating to the Property in Las Cruces, New Mexico as a result of a lease amendment.

         The Partnership also earned $524,584 attributable to net income earned by unconsolidated joint ventures during the nine months ended September 30, 2003, as compared to $501,374 during the same period of 2002, $370,078 and $89,270 of which were earned during the quarters ended September 30, 2003 and 2002, respectively. Net income earned by joint ventures was higher during the quarter and nine months ended September 30, 2003, as compared to the same periods of 2002, because in September 2003, Ocean Shores Joint Venture, in which the Partnership owns a 69.06% interest, sold its vacant Property in Ocean Shores, Washington to a third party and recorded a gain of approximately $413,700. The Partnership recorded its pro-rata share of this gain as equity in earnings of joint ventures. In October 2003, the joint venture was liquidated. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 2003, was partially offset by the fact that in May 2002 CNL Restaurant Investments III, in which the Partnership owns a 50% interest, sold its Property in Greensboro, North Carolina to the tenant. In addition, in June 2002, Ashland Joint Venture, in which the Partnership owns a 10.51% interest, sold its Property in Ashland, New Hampshire to the tenant. These sales resulted in a net gain of $872,400 to these joint ventures. The Partnership recorded its pro-rata share of this gain as equity in earnings of joint ventures. During 2002, the Partnership received a return of capital from CNL Restaurant Investments III and reinvested these proceeds in a wholly owned Property in Houston, Texas. As a result, rental revenues increased while income earned by joint ventures decreased.

         During the nine months ended September 30, 2003, four lessees (or groups of affiliated tenants) of the Partnership, Golden Corral Corporation, Carrols Corporation and Texas Taco Cabana, LP (which are affiliated entities under common control, hereinafter referred to as Carrols Corp.), Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control of Jack in the Box Inc.), and Shoney's, Inc. each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these four lessees will continue to contribute more than 10% of the Partnership's total rental revenues. In addition, during the nine months ended September 30, 2003, four restaurant chains, Golden Corral Family Steakhouse Restaurants, Burger King, Jack in the Box and Hardee's each accounted for more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from the Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). It is anticipated that these four restaurant chains will each continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $511,418 during the nine months ended September 30, 2003, as compared to $511,163 during the same period of 2002, $149,055 and $151,935 of which were incurred during the quarters ended September 30, 2003 and 2002, respectively. While operating expenses in total remained constant during the nine months ended September 30, 2003 there was an increase in depreciation expense as a result of the acquisition of the Property in Houston, Texas and an increase in state tax expense relating to several states in which the Partnership conducts business. These increases during the nine months ended September 30, 2003 were partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. Property related expenses were higher during the nine months ended September 30, 2002 because the Partnership elected to reimburse the tenant of the Property in Las Cruces, New Mexico for certain renovation costs.

         During the year ended December 31, 2002, the Partnership identified and sold two Properties that were classified as Discontinued Operations in the accompanying financial statements. In April 2002, the Partnership sold its Property in San Marcos, Texas and recognized a gain on disposal of discontinued operations of $169,412. The Partnership sold the Property in Ft. Pierce, Florida in December 2002. The Partnership recognized a net rental loss (rental revenues less Property related expenses) of $9,245 and net rental income of $22,871 during the quarter and nine months ended September 30 2002, respectively, relating to these Properties.

         In January 2003, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.


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

           (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of November 2003.


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