Form 10-K
period 2003-12-31
CNL INCOME FUND X LTD
filed 2004-03-30
CIK 863785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

         As of December 31, 2000, the Partnership owned 35 Properties directly and owned 13 Properties indirectly through joint venture or tenancy in common arrangements. During 2001, the Partnership reinvested a portion of the net sales proceeds from the 2000 sale of the Property in Lancaster, New York in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., each a Florida limited partnership and an affiliate of the General Partners, to purchase and hold one Property. In addition, during 2001, the Partnership and its joint venture partner liquidated Peoria Joint Venture and the Partnership received its pro rata share of the liquidation proceeds. During the year ended December 31, 2002, the Partnership reinvested the majority of the liquidation proceeds from Peoria Joint Venture in a Property in Austin, Texas, as tenants-in-common, with CNL Income Fund XVIII, Ltd., which is a Florida limited partnership and an affiliate of the General Partners. In addition, during 2002, the Partnership sold its Properties in San Marcos, Texas and Ft. Pierce, Florida. Also during 2002, CNL Restaurant Investments III, in which the Partnership owns a 50% interest, and Ashland Joint Venture, in which the Partnership owns a 10.51% interest, sold their respective Properties in Greensboro, North Carolina and Ashland, New Hampshire. The Partnership used the proceeds from the sale of the Property in San Marcos, Texas and the return of capital for its pro-rata share of the net sales proceeds relating to the Property in Greensboro, North Carolina to acquire a Property in Houston, Texas. Ashland Joint Venture used the proceeds from the sale of the Property in Ashland, New Hampshire to reinvest in a Property in San Antonio, Texas. During 2003, the Partnership used the majority of the proceeds from the 2002 sale of the Property in Ft. Pierce, Florida to invest in a Property in Tucker, Georgia, as tenants-in-common, with CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd., affiliates of the General Partners. In addition, during 2003, the Partnership and its joint venture partner liquidated CNL Ocean Shores Joint Venture and the Partnership received its pro rata share of the liquidation proceeds. The General Partners intend to reinvest the liquidation proceeds in an additional Property. As of December 31, 2003, the Partnership owned 47 Properties, including interests in nine Properties owned by joint ventures in which the Partnership is a co-venturer and four Properties owned with affiliates as tenants-in-common. The Properties are, in general, leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income taxes. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. Generally, the leases of the Properties owned by the Partnership, the joint ventures in which the Partnership is a co-venturer and the Properties owned as tenants-in-common with affiliates of the General
Partners provide for initial terms ranging from 10 to 20 years (the average being 17 years) and expire between 2006 and 2023. The leases are generally on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $28,800 to $218,200. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the second to the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five successive five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 36 of the Partnership's 47 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 2003, the Partnership reinvested the majority of the net sales proceeds from the 2002 sale of its Property in Ft. Pierce, Florida in a Property in Tucker, Georgia, as tenants-in-common, with CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the General Partners. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

Major Tenants

         During 2003, three lessees (or groups of affiliated tenants) of the Partnership and its consolidated joint venture, (i) Golden Corral Corporation,
(ii) Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control of Jack in the Box Inc.) (hereinafter referred to as "Jack in the Box Inc."), and (iii) Carrols Corporation and Texas Taco Cabana, LP (which are affiliated entities under common control) (hereinafter referred to as ("Carrols Corp.")), each contributed more than 10% of the Partnership's total rental revenues (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of total rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2003, Golden Corral Corporation was the lessee under leases relating to six restaurants, Jack in the Box Inc. was the lessee under leases relating to five restaurants and Carrols Corp. was the lessee under leases related to six restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than 10% of the Partnership's total rental revenues in 2004. In addition, four Restaurant Chains, Golden Corral Buffet and Grill ("Golden Corral"), Hardee's, Burger King, and Jack in the Box, each accounted for more than 10% of the Partnership's total rental revenues during 2003 (including rental revenues from the Partnership's consolidated joint venture and the Partnership's share of total rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that these four Restaurant Chains each will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the  leases.  Any  failure of these  lessees or  Restaurant  Chains  will have a material adverse affect on the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2003, no single tenant or groups of affiliated tenants lease Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2003:

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
                                                                CNL Income Fund XI, Ltd.

     Williston   Real   Estate   Joint   1993       40.95%      CNL Income Fund XII, Ltd.        Williston, FL
          Venture

     CNL  Income  Fund IV,  Ltd.,  CNL   1996       13.00%      CNL Income Fund IV, Ltd.         Clinton, NC
          Income  Fund VI,  Ltd.,  CNL                          CNL Income Fund VI, Ltd.
          Income Fund X, Ltd.  and CNL                          CNL Income Fund XV, Ltd.
          Income   Fund   XV,    Ltd.,
          Tenants in Common

     CNL Income  Fund III,  Ltd.,  CNL   1997        6.69%      CNL Income Fund III, Ltd. CNL    Miami, FL
          Income Fund VII,  Ltd.,  CNL                          Income Fund VII, Ltd.
          Income Fund X, Ltd.  and CNL                          CNL Income Fund XIII, Ltd.
          Income   Fund  XIII,   Ltd.,
          Tenants in Common

     CNL  VIII,  X, XII  Kokomo  Joint   2001       10.00%      CNL Income Fund VIII, Ltd.       Kokomo, IN
          Venture                                               CNL Income Fund XII, Ltd.

     CNL Income  Fund X, Ltd.  and CNL   2002       81.65%      CNL Income Fund XVIII, Ltd.      Austin, TX
          Income  Fund  XVIII,   Ltd.,
          Tenants in Common

     CNL  Income  Fund  X,  Ltd.,  CNL   2003       12.00%      CNL Income Fund XIII, Ltd.       Tucker, GA
          Income Fund XIII,  Ltd., CNL                          CNL Income Fund XIV, Ltd.
          Income Fund XIV,  Ltd.,  and                          CNL Income Fund XV, Ltd.
          CNL  Income  Fund XV,  Ltd.,
          Tenants in Common

         CNL Restaurant Investments III was formed to hold six Properties; however, all other joint ventures or tenancies in common were formed to hold one Property. CNL Restaurant Investments III sold its Property in Greensboro, North Carolina. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership has management control of Allegan Real Estate Joint Venture and shares management control equally with the affiliates of the General Partners for the other joint ventures.

         The joint venture and tenancy in common arrangements provide for the Partnership and its partners to share in all costs and benefits in proportion to each partner's percentage interest in the entity or Property. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the entity or Property.

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

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         During 2003, the Partnership reinvested the majority of the net sales proceeds from the 2002 sale of its Property in Ft. Pierce, Florida in a Property in Tucker, Georgia, as tenants-in-common, with CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the General Partners. In addition, during 2003, CNL Ocean Shores Joint Venture, in which the Partnership owned a 69.06% interest, sold its Property in Ocean Shores, Washington to a third party. CNL Ocean Shores Joint Venture was liquidated and the Partnership received its pro rata share of the liquidation proceeds.

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

Certain Management Services

         RAI Restaurants, Inc. (the "Advisor"), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the
Partnership  in  responding  to tenant  inquiries  and  notices,  and  providing information  to  the  Partnership  about  the  status  of  the  leases  and  the
Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

         During 2003, CNL Capital Management, Inc., ("CCM"), a wholly owned subsidiary of CNL Financial Group, Inc., began providing certain strategic advisory services to the General Partners relative to the Partnership's business. CCM is not reimbursed for these services by the Partnership. CCM also began providing some accounting and portfolio management services to the Partnership during 2003, through a subcontract with the Advisor.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Employees

         The  Partnership   has  no  employees.   The  officers  of  CNL  Realty
Corporation, the officers and employees of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.), the parent company of the Advisor, and the officers and employees of CCM perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2003, the Partnership owned 47 Properties. Of the 47 Properties, 34 are owned by the Partnership in fee simple, nine are owned indirectly through joint venture arrangements and four are owned indirectly through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,700 to 200,900 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned, either directly or indirectly, by the Partnership as of December 31, 2003 by state.


          State                          Number of Properties

          Alabama                                   2
          Florida                                   4
          Georgia                                   1
          Idaho                                     1
          Illinois                                  1
          Indiana                                   1
          Louisiana                                 2
          Michigan                                  2
          Missouri                                  1
          Montana                                   5
          Nebraska                                  1
          New Hampshire                             2
          New Mexico                                3
          New York                                  1
          North Carolina                            3
          Ohio                                      3
          Pennsylvania                              1
          South Carolina                            1
          Tennessee                                 3
          Texas                                     9
                                                  ------
          TOTAL PROPERTIES                         47
                                                  ======

         Buildings. Each of the Properties includes a building that is one of a Restaurant Chain's approved designs. The Partnership's buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,800 to 10,700 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2003, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2003, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and the unconsolidated joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $27,602,038 and $14,738,476, respectively.

         The following table lists the Properties owned, either directly or indirectly, by the Partnership as of December 31, 2003 by Restaurant Chain.

               Restaurant Chain                  Number of Properties

                Burger King                                   10
                Chevy's Fresh Mex                              1
                Denny's                                        3
                Golden Corral                                  6
                Hardee's                                       7
                Jack in the Box                                5
                Long John Silver's                             2
                O'Charley's                                    1
                Pizza Hut                                      5
                Shoney's                                       2
                Taco Cabana                                    3
                Other                                          2
                                                            -----
                TOTAL PROPERTIES                              47
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

         Leases. The Partnership leases the Properties to operators of Restaurant Chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance.

         The following is a schedule of the average rent per Property and occupancy rates for the years ended December 31:

                                      2003              2002             2001              2000              1999
                                  --------------    -------------    --------------    -------------     -------------

Rental Revenues (1)(2)              $ 3,353,490     $ 3,453,753       $ 3,345,782       $3,462,549        $3,490,765
Properties (2)                               47              46                47               47                47
Average Rent Per Property            $   71,351       $  75,082        $   71,187         $ 73,671          $ 74,272
Occupancy Rate                             100%             98%               98%              98%               96%

(1) Rental revenues includes the Partnership's share of rental income from the Properties owned through joint venture and tenancy in common arrangements.

(2) Excludes Properties that were vacant at December 31, which did not generate rental revenues.

         The following is a schedule of lease expirations for leases in place as of December 31, 2003 for the next ten years and thereafter.

                                                                            Percentage of
                                Number           Annual Rental              Gross Annual
  Expiration Year              of Leases            Revenues                Rental Income
--------------------         --------------     -----------------         ------------------

       2004                         --                  $     --                        --
       2005                         --                        --                        --
       2006                          8                   599,919                    16.45%
       2007                          3                   538,740                    14.78%
       2008                         --                        --                        --
       2009                          4                   416,729                    11.43%
       2010                          1                   107,505                     2.95%
       2011                          5                   325,225                     8.92%
       2012                         20                 1,268,394                    34.78%
       2013                         --                        --                        --
       Thereafter                    6                   389,738                    10.69%
                              ---------          ----------------         -----------------
         Total                      47              $  3,646,250                   100.00%
                              =========          ================         =================

         Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 2003 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners, nor any affiliate of the Partnership, nor any of their respective Properties, is party to, or subject to, any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 12, 2004, there were 3,460 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2003, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase) may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception, the price for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2003 and 2002 other than pursuant to the Plan, net of commissions.

                                             2003 (1)                               2002 (1)
                                 ----------------------------------     ----------------------------------
                                   High         Low        Average        High         Low       Average
                                 ---------    --------    ----------    ---------    --------   -----------

         First Quarter              $9.50      $ 6.02        $ 8.87        $7.99      $ 6.02        $ 7.31
         Second Quarter              9.50        7.50          8.42         7.40        7.32          7.36
         Third Quarter               9.50        7.60          9.05         9.50        6.02          8.08
         Fourth Quarter              9.50        9.50          9.50         8.65        7.94          8.30

(1) A total of 47,327 and 22,690 Units were transferred other than pursuant to the Plan for the years ended December 31, 2003 and 2002, respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 2003 and 2002, the Partnership declared cash distributions of $3,600,004 to the Limited Partners. Distributions of $900,001 were declared to the Limited Partners at the close of each of the Partnership's calendar quarters during 2003 and 2002. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to partners for the years ended December 31, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data

Year ended December 31:                  2003             2002              2001             2000              1999
                                     -------------    -------------     -------------    -------------     -------------

Continuing Operations (3):
      Revenues                        $ 2,799,244      $ 2,835,750        $ 2,736,506      $ 2,736,891      $ 2,810,236
      Equity in earnings
       (loss)of unconsolidated joint
       ventures                           616,705          578,394            (88,921 )        449,576          380,616

      Income from continuing
       operations (1)                   2,743,885        2,743,225          1,886,764        2,606,091        2,085,480

Discontinued Operations (3):
      Revenues                            100,097          157,668            206,796          208,694          235,119
      Income (loss) from and
      gain on disposal of dis-
      continued operations (2)             99,785          283,927           (154,110 )       (140,303 )        183,921

  Net income                            2,843,670        3,027,152          1,732,654        2,465,788        2,269,401

Income (loss) per Unit:
      Continuing operations             $    0.69        $    0.69          $    0.47        $    0.65        $    0.52
      Discontinued operations                0.02             0.07              (0.04 )          (0.03 )           0.05
                                     -------------    -------------     -------------    -------------     -------------
                                        $    0.71        $    0.76          $    0.43        $    0.62        $    0.57
                                     =============    =============     =============    =============     =============

Cash distributions declared           $ 3,600,004      $ 3,600,004        $ 3,600,004      $ 3,600,004      $ 3,600,004
Cash distributions declared
per                                          0.90             0.90               0.90             0.90             0.90
  Unit (2)

At December 31:
      Total assets                   $ 28,849,846     $ 29,592,357       $ 30,087,645     $ 32,124,183     $ 33,248,120
      Total partners' capital          27,691,542       28,447,876         29,020,728       30,888,078       32,022,294


(1) Income from continuing operations for the years ended December 31, 2000 and 1999, includes $50,755 and $32,499, respectively, from gains on sale of assets. Income from continuing operations for the years ended December 31, 2001 and 1999, includes $84,527 and $377,266, respectively, from provisions for write-down of assets.

(2) Income (loss) from and gain on disposal of discontinued operations for the year ended December 31, 2002, includes $167,189 from a gain on disposal of discontinued operations and for the years ended December 31, 2001 and 2000 includes $306,659 and $287,275, respectively, from provisions for write-down of assets.

(3) Certain items in the prior years' financial data have been reclassified to conform to 2003 presentation. These reclassifications had no effect on net income. The results of operations relating to Properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented. The results of operations relating to Properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $28,800 to $218,200. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase. As of December 31, 2001, the Partnership owned 35 Properties directly and 13 Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2002 and 2003, the Partnership owned 34
Properties directly and 13 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $3,421,945, $3,465,982, and $3,127,850, for the years ended December 31, 2003, 2002, and 2001, respectively. Cash from operating activities during 2003, as compared to each of the previous years remained relatively constant.

         Other sources and uses of cash included the following during the years ended December 31, 2003, 2002, and 2001.

         In April 2001, the Partnership reinvested a portion of the proceeds from the 2000 sale of the Property in Lancaster, New York in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., each of which is a Florida limited partnership pursuant to the laws of the state of Florida and an affiliate of the General Partners, to purchase and hold one restaurant Property. The joint venture acquired this Property from CNL BB Corp., an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the joint venture. The Partnership contributed approximately $211,200 and has a 10% interest in the profits and losses of the joint venture.

         In August 2001, Peoria Joint Venture, in which the Partnership owned a 52% interest, sold its Property to a third party for approximately $1,786,900, resulting in a gain of approximately $136,700. As a result, the Partnership received approximately $899,500 representing its pro-rata share of the liquidation proceeds. In September 2001, Peoria Joint Venture was dissolved in accordance with the joint venture agreement. No gain or loss on the dissolution of the joint venture was recorded. In January 2002, the Partnership reinvested the majority of the liquidation proceeds in a Property in Austin, Texas, as tenants-in-common with CNL Income Fund XVIII, Ltd., which is a Florida limited partnership and an affiliate of the General Partners. The Partnership contributed $915,171 for an 81.65% interest in this Property. The Partnership acquired the Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the tenancy in common. The purchase price paid by the tenancy in common represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Property.

         In April 2002, the Partnership sold its Property in San Marcos, Texas to a third party and received net sales proceeds of approximately $1,161,100, resulting in a gain on disposal of discontinued operations of approximately $169,400. In May 2002, CNL Restaurant Investments III, in which the Partnership owns a 50% interest, sold its Property in Greensboro, North Carolina to the tenant and received net sales proceeds of approximately $1,143,500, resulting in a gain to the joint venture of approximately $371,500. The Partnership received approximately $571,700 as a return of capital from the joint venture. In addition, in June 2002, Ashland Joint Venture, in which the Partnership owns a 10.51% interest, sold its Property in Ashland, New Hampshire to the tenant and received net sales proceeds of $1,472,900, resulting in a gain to the joint venture of approximately $500,900. The Partnership reinvested the majority of the net sales proceeds from the sale of the Property in San Marcos, Texas and a portion of the return of capital received from CNL Restaurant Investments III in a Property in Houston, Texas at an approximate cost of $1,281,500. Ashland Joint Venture used the majority of the proceeds to invest in a Property in San Antonio, Texas at an approximate cost of $1,343,000. The Partnership and joint venture acquired these Properties from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership and joint venture. The purchase price paid by the Partnership and joint venture represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Properties. In December 2002, the Partnership sold its Property in Ft. Pierce, Florida to a third party and received net sales proceeds of approximately $329,200, resulting in a loss on disposal of discontinued operations of approximately $2,200. The Partnership had recorded provisions for write-down of assets totaling $593,934 in previous years. In November 2003, the Partnership reinvested the remaining net sales proceeds received from the sale of the Property in Ft. Pierce, Florida in a Property in Tucker, Georgia with CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd. as tenants in common. Each of the CNL Income Funds is an affiliate of the General Partners. The Partnership and affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership contributed approximately $184,400 for a 12% interest in the Property.

         In September 2003, CNL Ocean Shores Joint Venture, in which the Partnership owned a 69.06% interest, sold its Property to a third party for $824,600, resulting in a gain of approximately $413,700. As a result, the Partnership received approximately $541,900, representing its pro-rata share of the liquidation proceeds. The joint venture was dissolved in accordance with the joint venture agreement and no gain or loss was recognized on the dissolution. The General Partners intend to reinvest the liquidation proceeds in an additional property or will use the proceeds to meet working capital needs.

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

         At December 31, 2003, the Partnership had $1,457,105 invested in cash and cash equivalents as compared to $1,287,619 at December 31, 2002. At December 31, 2003, these funds were held in demand deposit and money market accounts at commercial banks. The increase in cash and cash equivalents during 2003 was primarily attributable to the fact that in 2003, the Partnership received its pro rata share of the liquidation proceeds from the dissolution of CNL Ocean Shores Joint Venture. The increase in cash and cash equivalents was partially offset because during 2003, the Partnership reinvested the sales proceeds received from the sale of the Property in Ft. Pierce, Florida in a Property in Tucker, Georgia as tenants-in-common with affiliates of the general partners. As of December 31, 2003, the average interest rate earned on rental income held in demand deposit and money market accounts at commercial banks was less than one percent annually. The funds remaining at December 31, 2003, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operating activities remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $3,600,004, for the years ended December 31, 2003, 2002 and 2001. This represents distributions of $0.90 per Unit for each year. No distributions were made to the General Partners during the years ended December 31, 2003, 2002 and 2001, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 2003, 2002 and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2002 and 2001.

         As of December 31, 2003 and 2002, the Partnership owed $14,269 and $17,330, respectively, to affiliates for accounting and administrative services. As of March 12, 2004, the Partnership had reimbursed the affiliates for these amounts. Other liabilities, including distributions payable, increased to $1,082,940 at December 31, 2003, from $1,064,171 at December 31, 2002, primarily as a result of an increase in rents paid in advance and deposits. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Off-Balance Sheet Transactions

         The Partnership holds interests in various unconsolidated joint venture and tenancy in common arrangements that are accounted for using the equity method. The General Partners do not believe that any such interest would constitute an off-balance sheet arrangement requiring any additional disclosures under the provisions of the Sarbanes-Oxley Act of 2002.

Contractual Obligations, Contingent Liabilities, and Commitments

         The Partnership has no contractual obligations, contingent liabilities, or commitments as of December 31, 2003.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumptions regarding collectibility of lease payments could result in a change in accounting for the lease.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.


         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, when the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.


Results of Operations

Comparison of year ended December 31, 2003 to year ended December 31, 2002

         Rental revenues from continuing operations were $2,751,881 during the year ended December 31, 2003 as compared to $2,740,102 for the same period of 2002. The increase in rental revenues from continuing operations during 2003 was due to the acquisition of a Property in Houston, Texas in June 2002. The increase was partially offset by the fact that during 2002, the Partnership collected amounts related to the Properties in Las Cruces and Albuquerque, New Mexico, which had been reserved in a prior year.

         The Partnership earned $40,324 in contingent rental income for the year ended December 31, 2003 as compared to $89,619 for the same period of 2002. The decrease in contingent rental income during 2003 was primarily due to lower reported sales and due to a decrease in contingent rental income relating to the Property in Las Cruces, New Mexico as a result of a lease amendment.

         During the year ended December 31, 2003, the Partnership earned $616,705 in net income earned by unconsolidated joint ventures as compared to $578,394 for the same period of 2002. Net income earned by unconsolidated joint ventures was higher during 2003, as compared to 2002, because in September 2003, CNL Ocean Shores Joint Venture, in which the Partnership owned a 69.06% interest, sold its vacant Property in Ocean Shores, Washington to a third party and recorded a gain of approximately $413,700. The Partnership recorded its pro-rata share of this gain as equity in earnings of unconsolidated joint ventures. In October 2003, the joint venture was liquidated. In addition, net income earned by unconsolidated joint ventures was higher during 2003 due to the fact that in November 2003, the Partnership invested in a Property in Tucker, Georgia, with CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd. and CNL Income Fund XV, Ltd. as tenants-in-common. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the General Partners. The increase in net income earned by unconsolidated joint ventures during 2003 was partially offset by the fact that in May 2002 CNL Restaurant Investments III, in which the Partnership owns a 50% interest, sold its Property in Greensboro, North Carolina to the tenant. In addition, in June 2002, Ashland Joint Venture, in which the Partnership owns a 10.51% interest, sold its Property in Ashland, New Hampshire to the tenant. These sales resulted in a net gain of $872,400 to these joint ventures. The Partnership recorded its pro-rata share of this gain as equity in earnings of joint ventures. During 2002, the Partnership received a return of capital from CNL Restaurant Investments III and reinvested these proceeds in a wholly owned Property in Houston, Texas. As a result, rental revenues increased while income earned by unconsolidated joint ventures decreased.

         During the year ended December 31, 2003, three lessees (or groups of affiliated tenants) of the Partnership and its consolidated joint venture, (i) Golden Corral Corporation, (ii) Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control of Jack in the Box Inc.) (hereinafter referred to as "Jack in the Box Inc."), and (iii) Carrols Corporation and Texas Taco Cabana, LP (which are affiliated entities under common control) (hereinafter referred to as ("Carrols Corp.")), each contributed more than 10% of the Partnership's total rental revenues (including total rental revenues from the Partnership's consolidated joint venture and the Partnership's share of total rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2003, Golden Corral Corporation was the lessee under leases relating to six restaurants, Jack in the Box Inc. was the lessee under leases relating to five restaurants and Carrols Corp. was the lessee under leases related to six restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees will continue to contribute more than 10% of the Partnership's total rental revenues during 2004. In addition, during the year ended December 31, 2003, four Restaurant Chains, Golden Corral, Hardee's, Burger King, and Jack in the Box, each accounted for more than 10% of the Partnership's total rental revenues (including total rental revenues from the Partnership's consolidated joint venture and the Partnership's share of total rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates as tenants-in-common). In 2004, it is anticipated that these four Restaurant Chains will continue to account for more than 10% of the Partnership's total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $663,923 for the year ended December 31, 2003, as compared to $662,657 for the same period of 2002. While operating expenses in total remained constant during 2003, there was an increase in state tax expense relating to several states in which the Partnership conducts business. In addition, depreciation expense increased during 2003 as a result of the acquisition of the Property in Houston, Texas during 2002. These increases were partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

         During 2002, the Partnership identified and sold two Properties located in San Marcos, Texas and Ft. Pierce, Florida. The Partnership recognized a gain of approximately $169,400 on the sale of the Property in San Marcos, Texas and a loss of approximately $2,200 on the sale of the Property in Ft. Pierce, Florida. The Partnership had recorded provisions for write-down of assets totaling $593,934 in previous years relating to the Property in Ft. Pierce, Florida because the tenant vacated the Property and ceased payment of rents to the Partnership in 1999. The provisions represented the difference between the carrying value of the property and its estimated fair value. The Partnership reinvested the proceeds from the sales in additional Properties. During 2003, the Partnership identified for sale its Property in Romulus, Michigan. These Properties are classified as discontinued operations in the accompanying financial statements. The Partnership recognized net rental income (rental revenues less Property related expenses and provision for write-down of assets) of $99,785 and $116,738 during the years ended December 31, 2003 and 2002, respectively, relating to these Properties.

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Rental revenues from continuing operations were $2,740,102 during the year ended December 31, 2002 as compared to $2,652,704 for the same period of 2001. The increase in rental revenues from continuing operations during 2002 was due to the acquisition of a Property in Houston, Texas. Although this Property replaced a Property that was sold, the rental revenues and expenses related to disposed Properties are reported as discontinued operations in the financial statements as required by Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

         The Partnership earned $89,619 in contingent rental income for the year ended December 31, 2002 as compared to $51,376 for the same period of 2001. Contingent rental income was higher during 2002 because the Partnership deferred the recognition of certain percentage rental income during 2001 until the tenants' gross sales met certain thresholds in 2002.

         During the year ended December 31, 2002, the Partnership earned $6,029 as compared to $32,426 for the same period of 2001 in interest and other income. Interest and other income was lower during 2002 due to a decrease in the average cash balance as a result of the reinvestment of sales proceeds received in 2001 and due to a decline in interest rates.

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

         The increase in net income earned from joint ventures during 2002 was also due to the fact that in April 2001, the Partnership used a portion of the net sales proceeds received from the 2000 sale of its Property in Lancaster, New York to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XII, Ltd., each of which is an affiliate of the General Partners, to purchase and hold one restaurant Property. Net income earned from the joint ventures also increased because, in January 2002, the Partnership used the majority of the liquidation proceeds received from the 2001 dissolution of Peoria Joint Venture to invest in a Property in Austin, Texas with CNL Income Fund XVIII, Ltd., an affiliate of the General Partners, as tenants-in-common. The net losses experienced by joint ventures in 2001 was mainly due to the fact that, during 2001, the tenant of the Property owned by CNL Ocean Shores Joint Venture, in which the Partnership owned a 69.06% interest, experienced financial difficulties, ceased operations and vacated the Property. As a result, during 2001 the joint venture stopped recording rental revenue and recorded a provision for write-down of assets of approximately $781,700. The provision represented the difference between the carrying value of the Property and its fair value. The joint venture sold the Property in September 2003.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $662,657 for the year ended December 31, 2002 as compared to $752,126 for the same period of 2001. Operating expenses were higher during 2001, as compared to the same period of 2002, because the Partnership recorded a provision for write-down of assets in the amount of $84,527 in connection with the anticipated sale of the Property in North Richland Hills, Texas. The contract for the sale of this Property was subsequently terminated. In addition, the Partnership incurred higher administrative expenses for servicing the Partnership and its Properties during 2001. The decrease in operating expenses during 2002, as compared to 2001, was partially offset by an increase in depreciation expense as a result of the acquisition of the Property in Houston, Texas.

         During the year ended December 31, 2002, the Partnership identified and sold two Properties that were classified as discontinued operations in the accompanying financial statements. The Partnership recognized an aggregate net gain on disposal of discontinued operations of approximately $167,200 relating to these Properties. The Partnership recognized net rental income (rental revenues less Property related expenses and provision for write-down on assets) of $ 116,738 and a net rental loss of $154,110 during the years ended December 31, 2002 and 2001, respectively, relating to these Properties.

         In addition, during 2002, CNL Restaurant Investments III and Ashland Joint Venture each identified and sold a Property. The joint ventures recognized gains of $872,385 from the sales of the Properties in Greensboro, North Carolina and Ashland, New Hampshire. The financial results of these Properties are reflected as discontinued operations in the condensed joint venture financial information presented in the footnotes to the accompanying financial statements. The tenants exercised their option to purchase the Properties under the terms of their respective leases and the proceeds from the sales were reinvested in additional Properties.

         The General Partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

         The Partnership's leases as of December 31, 2003, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


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

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund X, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund X, Ltd. (a Florida limited partnership) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership  adopted  Statement  of  Financial   Accounting  Standards  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."



/s/ PricewaterhouseCoopers LLP


Orlando, Florida
March 24, 2004

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                         December 31,
                                                                              2003                         2002
                                                                       -------------------          --------------------

                           ASSETS

Real estate properties with operating leases, net                           $  13,544,970                 $  13,848,029
Net investment in direct financing leases                                       7,666,525                     8,006,351
Real estate held for sale                                                         938,167                       966,101
Investment in joint ventures                                                    3,960,989                     4,117,921
Cash and cash equivalents                                                       1,457,105                     1,287,619
Receivables                                                                        20,513                        47,784
Due from related parties                                                              619                            --
Accrued rental income, less allowance for
     doubtful accounts of $4,841 in 2003 and 2002                               1,174,958                     1,226,029
Other assets                                                                       86,000                        92,523
                                                                       -------------------          --------------------

                                                                            $  28,849,846                 $  29,592,357
                                                                       ===================          ====================

              LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                         $     6,802                   $     4,532
Real estate taxes payable                                                          13,589                        12,836
Distributions payable                                                             900,001                       900,001
Due to related parties                                                             14,269                        17,330
Rents paid in advance and deposits                                                162,548                       146,802
                                                                       -------------------          --------------------
         Total liabilities                                                      1,097,209                     1,081,501

Minority interest                                                                  61,095                        62,980

Partners' capital                                                              27,691,542                    28,447,876
                                                                       -------------------          --------------------

                                                                            $  28,849,846                 $  29,592,357
                                                                       ===================          ====================

                See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                  Year Ended December 31,
                                                                        2003               2002                2001
                                                                  -----------------   ----------------   -----------------

Revenues:
     Rental income from operating leases                             $  1,911,538       $  1,849,351        $  1,752,675
     Earned income from direct financing leases                           840,343            890,751             900,029
     Contingent rental income                                              40,324             89,619              51,376
     Interest and other income                                              7,039              6,029              32,426
                                                                  -----------------   ----------------   -----------------
                                                                        2,799,244          2,835,750           2,736,506
                                                                  -----------------   ----------------   -----------------
Expenses:
     General operating and administrative                                 279,000            310,106             345,566
     Property related                                                      27,310             22,279              15,462
     State and other taxes                                                 49,502             31,076              36,829
     Depreciation and amortization                                        308,111            299,196             269,742
     Provision for write-down of assets                                        --                 --              84,527
                                                                  -----------------   ----------------   -----------------
                                                                          663,923            662,657             752,126
                                                                  -----------------   ----------------   -----------------
Income before minority interest and equity in earnings
     (loss) of  unconsolidated joint ventures                           2,135,321          2,173,093           1,984,380

Minority interest                                                          (8,141  )          (8,262  )           (8,695  )

Equity in earnings (loss) of unconsolidated joint ventures                616,705            578,394             (88,921  )
                                                                  -----------------   ----------------   -----------------

Income from continuing operations                                       2,743,885          2,743,225           1,886,764
                                                                  -----------------   ----------------   -----------------

Discontinued Operations
     Income (loss) from discontinued operations                            99,785            116,738            (154,110  )
     Gain on disposal of discontinued operations                               --            167,189                  --
                                                                  -----------------   ----------------   -----------------
                                                                           99,785            283,927            (154,110  )
                                                                  -----------------   ----------------   -----------------

Net income                                                            $ 2,843,670       $  3,027,152        $  1,732,654
                                                                  =================   ================   =================

Net Income (loss) per limited partner unit
     Continuing operations                                              $    0.69         $     0.69          $     0.47
     Discontinued operations                                                 0.02               0.07               (0.04  )
                                                                  -----------------   ----------------   -----------------

                                                                        $    0.71         $     0.76          $     0.43
                                                                  =================   ================   =================

Weighted average number of limited partner units
     outstanding                                                        4,000,000          4,000,000           4,000,000
                                                                  =================   ================   =================

                See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2003, 2002 and 2001


                                             General Partners                                           Limited Partners
                                        -------------------------------------   -------------------------------------------------
                                                          Accumulated                                               Accumulated
                                      Contributions         Earnings         Contributions      Distributions        Earnings
                                   ------------------  -----------------   -----------------  ----------------- ------------------

Balance, December 31, 2000            $     1,000       $    251,935       $  40,000,000     $ (31,843,151 )     $  27,268,294

    Distributions to limited
      partners ($0.90 per
      limited partner unit)                    --                 --                  --        (3,600,004 )                --
    Net income                                 --                 --                  --                --           1,732,654
                                   ---------------  -----------------   -----------------  ----------------- ------------------

Balance, December 31, 2001                  1,000            251,935          40,000,000       (35,443,155 )        29,000,948

    Distributions to limited
      partners ($0.90 per
      limited partner unit)                    --                 --                  --        (3,600,004 )                --
    Net income                                 --                 --                  --                --           3,027,152
                                   ---------------  -----------------   -----------------  ----------------- ------------------

Balance, December 31, 2002                  1,000            251,935          40,000,000       (39,043,159 )        32,028,100

    Distributions to limited
      partners ($0.90 per
      limited partner unit)                    --                 --                  --        (3,600,004 )                --
    Net income                                 --                 --                  --                --           2,843,670
                                   ---------------  -----------------   -----------------  ----------------- ------------------

Balance, December 31, 2003             $    1,000        $   251,935       $  40,000,000    $ (42,643,163)       $  34,871,770
                                   ===============  =================   =================  ================= ==================

                 See accompanying notes to financial statements.

----------------------------------------
  Syndication
     Costs             Total
----------------  ------------------

 $ (4,790,000)      $ 30,888,078



         --         (3,600,004 )
         --          1,732,654
----------------  ------------------

 (4,790,000)        29,020,728



         --         (3,600,004 )
         --          3,027,152
----------------  ------------------

 (4,790,000)        28,447,876



         --         (3,600,004 )
         --          2,843,670
----------------  ------------------

$ (4,790,000)      $ 27,691,542
================  ==================


                 See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                        2003              2002               2001
                                                                   ---------------   ----------------   ---------------

     Cash Flows from Operating Activities:
     Net income                                                       $ 2,843,670        $ 3,027,152       $ 1,732,654
                                                                   ---------------   ----------------   ---------------

     Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation                                                 303,059            315,589           297,383
             Amortization of net investment in direct financing
                lease                                                     364,694            318,245           253,736
             Amortization                                                   5,052              5,055             5,025
             Minority interest                                              8,141              8,262             8,695
             Equity in earnings of unconsolidated joint
                ventures, net of distributions                           (200,639)          (110,209)          577,013
             Gain on sale of assets                                            --           (167,189)               --
             Provision for write-down of assets                                --                 --           391,186
             Decrease (increase) in receivables                            27,220            (17,803)           19,048
             Decrease (increase) in due from related parties                 (568)               309            12,703
             Decrease (increase) in accrued rental income                  54,137             18,100            (7,388)
             Decrease (increase) in other assets                            1,471            (10,369)            7,141
             Increase (decrease) in accounts payable and accrued
expenses and real estate taxes payable                                      3,023             (1,993)          (26,225)
             Increase (decrease) in due to related parties                 (3,061)            11,791          (141,560)
             Increase in rents paid in advance and deposits                15,746             69,042             6,342
             Decrease in deferred rental income                                --                 --            (7,903)
                                                                   ---------------   ----------------   ---------------
                Total adjustments                                         578,275            438,830         1,395,196
                                                                   ---------------   ----------------   ---------------


      Net cash provided by operating activities                       $ 3,421,945        $ 3,465,982       $ 3,127,850
                                                                   ---------------   ----------------   ---------------
                                                                   ---------------   ----------------   ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of real estate properties                          --          1,490,229                --
         Additions to real estate properties with operating leases             --         (1,281,467)               --
         Liquidating distribution from joint venture                      541,935                 --           899,452
         Investment in joint ventures                                    (184,364)          (915,171)         (211,201)
         Return of capital from joint venture                                  --            571,700                --
         Payment of lease costs                                                --                 --            (3,324)
                                                                   ---------------   ----------------   ---------------
             Net cash provided by (used in) investing activities          357,571           (134,709)          684,927
                                                                   ---------------   ----------------   ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                             (3,600,004)        (3,600,004)       (3,600,004)
         Distributions to holder of minority interest                     (10,026)            (9,538)           (8,537)
                                                                   ---------------   ----------------   ---------------
             Net cash used in financing activities                     (3,610,030)        (3,609,542)       (3,608,541)
                                                                   ---------------   ----------------   ---------------

      Net increase (decrease) in cash and cash equivalents                169,486           (278,269)          204,236

      Cash and cash equivalents at beginning of year                    1,287,619          1,565,888         1,361,652
                                                                   ---------------   ----------------   ---------------

      Cash and cash equivalents at end of year                        $ 1,457,105        $ 1,287,619       $ 1,565,888
                                                                   ===============   ================   ===============

                 See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                 Year Ended December 31,
                                                                        2003              2002               2001
                                                                   ---------------   ----------------   ----------------

 Supplemental Schedule of Non-Cash Financing Activities:

           Distributions declared and unpaid at December 31            $  900,001         $  900,001         $  900,001
                                                                   ===============   ================   ================

                 See accompanying notes to financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2003


1.       Significant Accounting Policies

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

         Real Estate and Lease Accounting - The Partnership records the property acquisitions of real estate properties at cost, including acquisition and closing costs. Real estate properties are leased to unrelated third parties generally on a triple-net basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2003, 2002 and 2001, tenants paid, or are expected to pay, directly to real estate taxing authorities approximately $448,900, $392,300 and $409,200, respectively, in estimated real estate taxes in accordance with the terms of their leases.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the operating or the direct financing methods.

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         The Partnership's investments in four joint ventures and the properties in Clinton, North Carolina; Miami, Florida; Austin, Texas; and Tucker, Georgia, for which each property is held as tenants-in-common with affiliates, are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

         Rents Paid in Advance - Rents paid in advance by lessees for future periods are deferred upon receipt and are recognized as revenues during the period in which the rental income is earned.

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital, net income or cash flows.

         Statement of Financial Accounting Standards No. 144 - Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB Interpretation No. 46 - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


2.       Real Estate Properties with Operating Leases

         Real estate properties with operating leases consisted of the following at December 31:


                                                                       2003                 2002
                                                                -------------------   ------------------

                   Land                                              $   8,019,375        $   8,019,375
                   Building                                              8,141,147            8,141,147
                                                                ------------------   -------------------
                                                                        16,160,522           16,160,522

                   Less accumulated depreciation                        (2,615,552 )         (2,312,493 )
                                                                -------------------   ------------------

                                                                     $  13,544,970        $  13,848,029
                                                                ===================   ==================

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

         The following is a schedule of the future minimum lease payments to be received on non-cancellable operating leases at December 31, 2003:

                     2004                      $    2,002,335
                     2005                           2,016,183
                     2006                           1,982,223
                     2007                           1,321,369
                     2008                           1,216,660
                     Thereafter                     4,770,163
                                               ---------------

                                                 $ 13,308,933 (1)
                                               ===============


(1) Excludes one property which was classified as real estate held for sale.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


3.       Net Investment in Direct Financing Leases

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                            2003                2002
                                                                      -----------------    ----------------

                 Minimum lease payments receivable                       $   9,297,085        $ 10,477,254
                 Estimated residual values                                   3,040,968           3,040,968
                 Less unearned income                                       (4,671,528 )        (5,511,871 )
                                                                      -----------------    ----------------

                 Net investment in direct financing leases               $   7,666,525        $  8,006,351
                                                                      =================    ================

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 2003:

                      2004                      $1,190,953
                      2005                       1,192,288
                      2006                       1,192,608
                      2007                       1,235,510
                      2008                       1,248,167
                      Thereafter                 3,237,559
                                              -------------

                                                $9,297,085  (1)
                                              =============

(1) Excludes one property which was classified as real estate held for sale.

4.       Investment in Joint Ventures

         The Partnership has a 50%, a 10.51%, a 40.95%, a 10%, a 13% and a 6.69%
         interest in the profits and losses of CNL Restaurant Investments III, Ashland Joint Venture, Williston Real Estate Joint Venture, CNL VIII, X, XII Kokomo Joint Venture, and a property in Clinton, North Carolina, and a property in Miami, Florida, held as tenants-in-common with affiliates of the general partners. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         In January 2002, the Partnership reinvested a portion of the liquidation proceeds received during 2001 from Peoria Joint Venture, in which the Partnership owned a 52% interest, in a property in Austin, Texas, as tenants-in-common, with CNL Income Fund XVIII, Ltd., an affiliate of the general partners. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners. The Partnership and CNL Income Fund XVIII, Ltd. entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership contributed approximately $915,200 for an 81.65% interest in this property.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures - Continued

         In May 2002, CNL Restaurant Investments III, in which the Partnership owns a 50% interest, sold its property in Greensboro, North Carolina to the tenant and received net sales proceeds of $1,143,500, resulting in a gain to the joint venture of approximately $371,500. The Partnership received approximately $571,700 as a return of capital from the joint venture. In addition, in June 2002, Ashland Joint Venture, in which the Partnership owns a 10.51% interest, sold its property in Ashland, New Hampshire to the tenant and received net sales proceeds of $1,472,900, resulting in a gain of approximately $500,900. Ashland Joint Venture used the majority of the proceeds to invest in a property in San Antonio, Texas at an approximate cost of $1,343,000. The Partnership and joint venture acquired these properties from CNL Funding 2001-A, LP, an affiliate of the general partners. The financial results relating to the properties in Greensboro, North Carolina and Ashland, New Hampshire are reflected as discontinued operations in the combined condensed financial information below.

         In September 2003, CNL Ocean Shores Joint Venture, in which the Partnership owned a 69.06% interest, sold its property to a third party for $824,600 resulting in a gain of approximately $413,700. The joint venture recorded provisions for write-down of assets in previous years relating to this property. The Partnership and the joint venture partner dissolved the joint venture in accordance with the joint venture agreement and did not recognize a gain or loss on the dissolution. The Partnership received approximately $541,900 representing its pro rata share of the liquidation proceeds. The
         General Partners intend to reinvest the liquidation proceeds in an additional property. The financial results relating to this property are reflected as discontinued operations in the combined condensed financial information below.

         In November 2003, the Partnership and CNL Income Fund XIII, Ltd, CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd., as tenants-in-common, invested in a property in Tucker, Georgia. Each of the CNL Income Funds is an affiliate of the general partners. The Partnership and affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership contributed approximately $184,400 for a 12% interest in the property.

         CNL Restaurant Investments III owns five properties. Ashland Joint Venture, Williston Real Estate Joint Venture, CNL VIII, X, XII Kokomo Joint Venture and the Partnership and affiliates as tenants-in-common in four separate tenancy-in-common arrangements, each own one property.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures - Continued

         The  following  presents  the  joint  ventures'   combined,   condensed
         financial information at December 31:

                                                                          December 31,         December 31,
                                                                              2003                 2002
                                                                         ---------------      ---------------

          Real estate properties with operating leases, net                $ 12,361,495         $ 11,096,447
          Net investment in direct financing leases                             615,982              633,362
          Real estate held for sale                                                  --              377,303
          Cash                                                                   71,873               31,871
          Receivables                                                            18,000               20,476
          Accrued rental income                                                  82,525               79,333
          Other assets                                                           42,889               27,511
          Liabilities                                                            10,004               11,670
          Partners' capital                                                  13,182,760           12,254,633

                                                                           Years Ended December 31,
                                                                     2003            2002            2001
                                                                ---------------  --------------  --------------

           Continuing Operations:
            Revenues                                               $ 1,399,225     $ 1,315,445     $ 1,135,785
            Expenses                                                  (319,278 )      (303,587 )      (250,811 )
                                                                ---------------  --------------  --------------
                 Income from continuing operations                   1,079,947       1,011,858         884,974

           Discontinued Operations:
            Revenues                                                        --          83,519         254,185
            Expenses                                                   (15,827 )       (46,147 )       (73,210 )
            Provision for write-down of assets                              --              --        (781,741 )
            Gain on disposal of real estate properties                 413,665         872,385              --
                                                                ---------------  --------------  --------------
                                                                       397,838         909,757        (600,766 )

           Net income                                              $ 1,477,785    $  1,921,615      $  284,208
                                                                ===============  ==============  ==============

         The Partnership recognized income of $616,705, $578,394 and a loss of $88,921 for the years ended December 31, 2003, 2002 and 2001, respectively, from these joint ventures.

5.       Discontinued Operations

         During 2002, the Partnership sold its property in San Marcos, Texas to a third party and received net sales proceeds of approximately $1,161,100, resulting in a gain of approximately $169,400. In addition, the Partnership sold its property in Ft. Pierce, Florida to a third party and received net sales proceeds of approximately $329,200, resulting in a loss of approximately $2,200. The Partnership had recorded provisions for write-down of assets of approximately $593,900 in previous years because the tenant vacated the property in Ft. Pierce, Florida and the Partnership had not been able to re-lease the property. The

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


5.       Discontinued Operations - Continued

         provisions represented the difference between the carrying value of the property and its estimated fair value. During 2003, the Partnership identified an additional property for sale. As a result, the property was reclassified from real estate properties with operating leases and net investment in direct financing leases to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amounts or fair value, less cost to sell. The financial results relating to these properties are reflected as discontinued operations in the accompanying financial statements.

         The operating results of the discontinued operations for these properties are as follows:

                                                                    Year Ended December 31,
                                                           2003              2002              2001
                                                       -------------     -------------    ---------------

                Rental revenues                           $ 100,097      $    157,668       $    206,796
                Expenses                                       (312 )         (40,930 )          (54,247 )
                Provision for write-down of assets               --                --           (306,659 )
                                                       -------------     -------------    ---------------
                Income (loss) from discontinued
                      operations                           $ 99,785        $   16,738           (154,110 )
                                                       =============     =============    ===============

6.       Allocations and Distributions

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


6.       Allocations and Distributions - Continued

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2002 and 2001.

         During the years ended December 31, 2003, 2002 and 2001, the Partnership declared distributions to the limited partners of $3,600,004. No distributions have been made to the general partners to date.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


7.       Income Taxes

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                                                           2003            2002            2001
                                                                       --------------  --------------  --------------

             Net income for financial reporting purposes                 $ 2,843,670     $ 3,027,152     $ 1,732,654

             Effect of timing differences relating to depreciation          (138,015)       (126,906)       (159,214)

             Direct financing leases recorded as operating
                 leases for tax reporting purposes                           364,695         308,494         253,735

             Effect of timing differences relating to equity
                 in earnings of unconsolidated joint ventures               (617,784)         41,104         635,668

             Effect of timing differences relating to gain on
             sale of                                                              --        (562,039)             --
                 real estate properties

             Provision for write-down of assets                                                   --         391,186
                                                                                  --
             Effect of timing differences relating to
                 allowance for  doubtful accounts                                 --         (24,814)       (259,699)


             Accrued rental income                                            54,137          43,062         (32,350)

             Deferred rental income                                               --         (24,962)        (1,645)

             Rents paid in advance                                            15,746          68,542          25,046

             Effect of timing differences relating to minority                  (500 )          (634)          1,089
                interest

             Other                                                              (385)             --              --
                                                                       --------------  --------------  --------------

             Net income for federal income tax purposes                  $ 2,521,564     $ 2,748,999     $ 2,586,470
<                                                                       ==============  ==============  ==============



8.       Related Party Transactions

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL Restaurant Properties, Inc. (formerly known as CNL American Properties Fund, Inc.) served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (the "Advisor"). The Advisor is a wholly owned subsidiary of CNL Restaurant Properties, Inc. ("CNL-RP"). The individual general partners are stockholders and directors of CNL-RP.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


8.       Related Party Transactions - Continued

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2003, 2002, and 2001.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or 3% of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. In addition, the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

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

         During  the  years  ended  December  31,  2003,  2002,  and  2001,  the
         Partnership's advisor and its affiliates provided accounting and administrative services. The Partnership incurred $164,623, $209,751 and $204,843 for the years ended December 31, 2003, 2002, and 2001, respectively, for such services.

         The amounts due to related parties at December 31, 2003 and 2002, totaled $14,269 and $17,330, respectively.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


9.       Concentration of Credit Risk

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

                                                              2003               2002                2001
                                                         ---------------    ---------------     ---------------


          Golden Corral Corporation                           $ 725,103          $ 743,095          $  702,567
          Jack in the Box Inc.                                  375,721            450,222             506,446
          Carrols Corp.                                         461,486            412,820                 N/A
          Burger King Corporation                                   N/A                N/A             339,808

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                          2003                 2002                2001
                                                     ----------------     ----------------    ---------------

              Golden Corral Buffet and Grill              $  725,103           $  743,095         $  702,567
              Burger King                                    623,288              678,506            741,334
              Jack in the Box                                375,721              450,222            506,446
              Hardee's                                       367,274              378,031            384,914

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented,   the  tenant  did  not  represent  more  than  10%  of  the
         Partnership's total rental revenues.

         Although the Partnership's properties have some geographic diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than 10% of the Partnership's revenues will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


10.      Selected Quarterly Financial Data

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002:


                  2003 Quarter              First         Second          Third         Fourth            Year
         -------------------------------  -----------  -------------   ------------  -------------   ---------------

         Continuing Operations (1):
           Revenues                        $ 690,040      $ 691,845      $ 691,245      $ 726,114       $ 2,799,244
           Equity in earnings of
              unconsolidated joint
              ventures                        74,890         79,616        370,078         92,121           616,705
           Income from continuing
              operations                     557,425        612,748        910,333        663,379         2,743,885

         Discontinued operations (1):
           Revenues                           24,629         24,452         24,270         26,746           100,097
           Income from discontinued
              operations                      24,417         24,452         24,170         26,746            99,785

         Net income                          581,842        637,200        934,503        690,125         2,843,670

         Income per limited partner unit:

           Continuing operations             $  0.14       $   0.15       $   0.23       $   0.17         $    0.69
           Discontinued operations              0.01           0.01             --             --              0.02
                                          -----------  -------------   ------------  -------------   ---------------
                                             $  0.15       $   0.16       $   0.23       $   0.17         $    0.71
                                          ===========  =============   ============  =============   ===============

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


10.      Selected Quarterly Financial Data - Continued


                  2002 Quarter              First         Second          Third         Fourth            Year
         -------------------------------  -----------  -------------   ------------  -------------   ---------------


         Continuing Operations (1):
           Revenues                        $ 693,193      $ 669,899      $ 726,128      $ 746,530       $ 2,835,750
           Equity in earnings of
              unconsolidated joint
              ventures                        82,433        329,671         89,270         77,020           578,394
           Income from continuing
              operations                     585,344        826,560        661,356        669,965         2,743,225

         Discontinued operations (1):
           Revenues                           50,331         57,568         24,969         24,800           157,668
           Income from and gain on
         disposal of discontinued
              operations                      41,622        211,128         15,724         15,453           283,927

         Net income                          626,966      1,037,688        677,080        685,418         3,027,152

         Income per limited partner unit:

           Continuing operations             $  0.15       $   0.21       $   0.16       $   0.17         $    0.69
           Discontinued operations              0.01           0.05           0.01             --              0.07
                                          -----------  -------------   ------------  -------------   ---------------
                                             $  0.16       $   0.26       $   0.17       $   0.17         $    0.76
                                          ===========  =============   ============  =============   ===============



     (1) Certain items in the quarterly financial data have been reclassified to conform to 2003 presentation. This reclassification had no effect on net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 9A. Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL-RP, CCM, CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 57. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL-RP, a public, unlisted real estate investment trust since 1994. Mr. Seneff served as Chief Executive Officer of CNL-RP from 1994 through August 1999 and as Co-Chief Executive Officer from December 2000 through September 2003. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the
Partnership's advisor, from its inception in 1990 until it merged with a wholly-owned subsidiary of CNL-RP in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. CNL Fund Advisors, Inc., formerly CNL Institutional Advisors, Inc., is a registered investment advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since 1973. CNL Financial Group, Inc. is and is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director and Chairman of the Board of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; and served as Chief Executive Officer of CNL Hospitality Properties, Inc. from its inception in 1997 until 2003 and served as Co-Chief Executive Officer from February 2003 until May 1, 2003. Mr. Seneff has served as Chairman of the Board of CNL Hospitality Corp., the advisor to CNL Hospitality Properties, Inc., since its inception in 1997. Mr. Seneff also served as Chief Executive Officer from its inception in 1997 through February 2003, and currently serves as Co-Chief Executive Officer of CNL Hospitality Corp. Mr. Seneff has served as Director and Chairman of the Board of CNL Retirement Corp. since 1997 and served as Chief Executive Officer of CNL Retirement Corp. from 1997 through 2003. CNL Retirement Corp. is the advisor to CNL Retirement Properties, Inc., a public, unlisted real estate investment trust. Mr. Seneff has also served as Director and Chairman of the Board of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange, since 1992 and served as Chief Executive Officer of Commercial Net Lease Realty, Inc. from 1992 through February 2004. Mr. Seneff has served as a Director, Chairman of the Board, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL Commercial Finance, Inc. since 2000. Mr. Seneff also serves as Chairman of the Board of CNLBank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of the Florida state retirement plan. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 56. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne has served as a Director and Vice Chairman of the Board of CNL-RP since 1994. Mr. Bourne also served as President of CNL-RP from 1994 through February 1999 and served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. Mr. Bourne served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of CNL-RP including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. Mr. Bourne serves as Director, Vice Chairman of the Board and Treasurer and from 1997 until June 2002 served as President of CNL Hospitality Properties, Inc. and as Director, President and Treasurer of CNL Hospitality Corp. Mr. Bourne also serves as Director and Treasurer of CNL Retirement Properties, Inc. and as Director and Treasurer of CNL Retirement Corp. Mr. Bourne serves as a Director of CNLBank. Mr. Bourne has also served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc. Mr. Bourne serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 48. Mr. McWilliams has served as President of CNL-RP since May 2001 and as Chief Executive Officer of CNL-RP since September 2003. Mr. McWilliams served as Co-Chief Executive Officer of CNL-RP from December 2000 through September 2003 and served as Chief Executive Officer from September 1999 through December 2000. Mr. McWilliams also served as President and Chief Executive Officer of CNL Franchise Network Corp., a wholly owned subsidiary of CNL-RP since August 2002 and served as President of CNL-RP from February 1999 until September 1999 and as Executive Vice President of CNL-RP from 1997 through February 1999. Mr. McWilliams served as an Executive Vice President of CNL Financial Group, Inc. from the time he joined the company in April 1997 until September 1999. Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly owned subsidiaries of CNL-RP in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven  D.  Shackelford,  age  40.  Mr.  Shackelford  was  promoted  to
Executive Vice President and Chief Operating Officer of CNL-RP in September 2003. Mr. Shackelford has also served as Chief Financial Officer since January 1997. He served as Senior Vice President of CNL-RP from January 1997 through July 2000, when he was promoted to Executive Vice President. Mr. Shackelford has also served as Secretary and Treasurer of CNL-RP since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

         Thomas Arasi, age 46. Mr. Arasi has served as President of CCM since it was formed in July 2003 to provide strategic advisory services to the General Partners. He has served in various consulting capacities to CNL Hospitality Corp and other CNL affiliates since January 2003. Since November 2001 he has been an independent consultant working for a variety of operating and investment companies in the hospitality industry. Until October 2001, Mr. Arasi was President & Chief Executive Officer, and a member of the Board of Directors of Lodgian, Inc., a New York Stock Exchange traded company, one of the largest independent hotel owner/operators in North America, with hotel properties under most brand names including Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Crowne Plaza, Holiday Inn, Hilton, and Radisson. From June 1997 through November 2000, Mr. Arasi was a member of the Management Committee and held several top operating positions with Bass Hotels & Resorts, one of the leading international owners, operators and franchisors of hotels, most recently serving as President, Bass Hotels & Resort--The Americas. Mr. Arasi was formerly President of Tishman Hotel Corporation, Vice President of Salomon Brothers, Inc., in New York, Tokyo and Los Angeles and held positions with Sheraton, Westin and HVS International. Mr. Arasi graduated from Cornell University in January 1981, where he received a Bachelor's degree in Hotel and Restaurant Administration.

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

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Code of Business Conduct

         The Partnership does not have employees and, accordingly, has not adopted a code of business conduct applicable exclusively to the Partnership. However, employees of the General Partners or their affiliates, including the individual General Partners, are bound by the Code of Business Conduct adopted November 11, 2003 by CNL Holdings, Inc. Separately, the employees of the Advisor are bound by the similar Code of Business Conduct adopted by CNL Restaurant Properties, Inc. Each of these codes of business conduct will be made available to any person who writes the Partnership requesting a copy.

Audit Committee Financial Expert

         Due to its organization as a limited partnership, the Partnership does not have an audit committee that is responsible for supervising the Partnership's relationship with its independent auditors. For the Partnership, this role is performed by the General Partners. Based on his previous service as the principal financial officer of companies with businesses similar to that of the Partnership, Robert A. Bourne, one of the General Partners, has the requisite experience to be considered an "audit committee financial expert" as defined in the rules under the Securities Exchange Act of 1934, if the Partnership had an audit committee. As a General Partner, Mr. Bourne is not independent of the Partnership.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         As of March 12, 2004, no person was known to the Registrant to be a beneficial owner of more than 5% of the Units.

         The following table sets forth, as of March 12, 2004, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2003, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2003
----------------------------------     --------------------------------------      ------------------------------

Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting  and
operating expenses                     the  lower  of  cost  or  90%  of the       administrative     services:
                                       prevailing  rate at which  comparable       $164,623
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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




                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2003
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


Item 14. Principal Accountant Fees and Services

The following table outlines the only fees paid or accrued by the Partnership for the audit and other services provided by the Partnership's independent certified public accountants, PricewaterhouseCoopers LLP, for the years ended December 31:

                                                    2003                                      2002
                                            ---------------------                     ---------------------

Audit Fees (1)                                      $     15,456                               $    12,600
Tax Fees (2)                                               8,135                                     7,125
                                            ---------------------                     ---------------------
     Total                                          $     23,591                               $    19,725
                                            =====================                     =====================


    (1)  Audit  services  of  PricewaterhouseCoopers   LLP  for  2003  and  2002
         consisted of the examination of the financial statements of the Partnership and quarterly review of financial statements.

    (2)  Tax Fees relates to tax consulting and compliance services.

Each of the non-audit services described above was approved by the General Partners. Due to its organization as a limited partnership, the Partnership does not have an audit committee.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2003 and 2002

                  Statements  of Income for the years ended  December  31, 2003,
                     2002, and 2001

                  Statements of Partners'  Capital for the years ended  December
                     31, 2003, 2002, and 2001

                  Statements  of Cash  Flows for the years  ended  December  31,
                     2003, 2002, and 2001

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II -Valuation and  Qualifying  Accounts for the years ended December 31, 2003, 2002, and 2001

                  Schedule  III - Real Estate and  Accumulated  Depreciation  at
                     December 31, 2003

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                     Depreciation at December 31, 2003

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

        (b) The Registrant filed no reports on Form 8-K during the period October 1, 2003 through December 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2004.

                                         CNL INCOME FUND X, LTD.

                                         By:      CNL REALTY CORPORATION
                                                  General Partner

                                                  /s/ Robert A. Bourne
                                                  ------------------------
                                                  ROBERT A. BOURNE, President


                                         By:      ROBERT A. BOURNE
                                                  General Partner

                                                  /s/ Robert A. Bourne
                                                  ------------------------
                                                  ROBERT A. BOURNE


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

               Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 25, 2004
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 25, 2004
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)


                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2003, 2002, and 2001



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

  2001        Allowance for
                  doubtful
                  accounts (a)        $ 287,901          $    --        $   86,387 (b)    $ 343,554 (c)     $  1,079      $ 29,655
                                  ==============  ===============  ================    =============     ============  ============

  2002        Allowance for
                  doubtful
                  accounts (a)        $  29,655          $    --           $    --           $   --         $ 24,814      $  4,841
                                  ==============  ===============  ================    =============     ============  ============

  2003        Allowance for
                  doubtful
                  accounts (a)         $  4,841         $     --          $     --          $    --           $   --      $  4,841
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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003


                                                                         Subsequent To              Net Cost Basis at Which
                                                 Initial Cost             Acquisition               Carried at Close of Period (c)
                                         ----------------------------  --------------------  ---------------------------------------
                               Encum-                 Buildings and  Improve-    Carrying                Buildings and
                              brances        Land      Improvements   ments     Costs        Land       Improvements     Total
                             ----------  ------------ ------------  ----------  --------  ------------  ------------  ---------

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Hendersonville, North Carol-na       222,632      568,573            -         -       222,632       568,573       791,205
      Irondequoit, New York      -         383,359      554,084            -         -       383,359       554,084       937,443

    Denny's Restaurants:
      Fremont, Ohio              -         160,896            -      273,700         -       160,896       273,700       434,596
      Spartanburg, South Carolina-         287,959            -            -         -       287,959            (f)      287,959

    Golden Corral Buffet and Grill:
          Austin, Texas          -         592,837            -    1,106,384         -       592,837     1,106,384     1,699,221
          Austin, Texas          -         711,354            -    1,124,040         -       711,354     1,124,040     1,835,394
          Las Cruces, New Mexico -         580,655      920,521            -         -       580,655       920,521     1,501,176
          Freemont, Nebraska               203,166    1,054,051            -         -       203,166     1,054,051     1,257,217

    Hardee's Restaurants:
      Pace, Florida              -         174,850            -            -         -       174,850            (f)      174,850
      Jacksonville, Florida      -         326,972            -            -         -       326,972            (f)      326,972
      Centerville, Tennnessee    -         130,494            -            -         -       130,494            (f)      130,494

    Jack in the Box Restaurants:
      Desloge, Missouri          -         276,701            -            -         -       276,701            (f)      276,701
      San Antonio, Texas         -         327,322            -            -         -       327,322            (f)      327,322
      Missouri City, Texas       -         348,646            -            -         -       348,646            (f)      348,646
      Pasadena, Texas            -         202,393            -            -         -       202,393            (f)      202,393

    Long John Silver's Restaurants:
      Alamogordo, New Mexico     -         157,401            -            -         -       157,401            (f)      157,401
      Las Cruces, New Mexico     -         222,778            -            -         -       222,778            (f)      222,778

    Pizza Hut Restaurants:
      Bozeman, Montana           -          99,879      224,614            -         -        99,879       224,614       324,493
      Sidney, Montana                      101,690            -            -         -       101,690            (f)      101,690
      Livingston, Montana        -          71,989      161,211            -         -        71,989       161,211       233,200
      Laurel, Montana                      109,937      255,060            -         -       109,937       255,060       364,997

    Shoney's Restaurants:
      North Richland Hills, Texas-(i)      528,465            -      404,786         -       513,032       404,786       917,818
      Pelham, Alabama                      410,448            -      427,317         -       410,448       427,317       837,765

    Taco Cabana Restaurant:
      Houston, Texas             -         729,796      551,672            -         -       729,796       551,672     1,281,468

    Other:
      Homewood, Alabama          -         597,907            -            -         -       348,616             -       348,616
      Greenville, North Carolina -         323,573      515,134            -         -       323,573       515,134       838,707

                                       ------------  ------------   ---------  --------  ------------  ------------  ------------

                                        $8,284,099   $4,804,920    $3,336,227        -    $8,019,375    $8,141,147   $16,160,522
                                       ============ ============   ==========  ========  ============  ============  ============

Properties the Partnership
   has Invested in Under
   Direct Financing Leases:

    Burger King Restaurants:
        Ashland, Ohio            -        $190,695     $724,348           -          -            (f)           (f)           (f)
        Allegan, Michigan        -          91,238            -     418,782          -            (f)           (f)           (f)
        New Bethlehem, Pennsylvan-a        135,929      452,507           -          -            (f)           (f)           (f)

    Denny's Restaurants:
        Spartanburg,
             South Carolina      -               -      529,410           -          -             -            (f)           (f)

    Hardee's Restaurants:
        Pace, Florida            -               -      467,272           -          -             -            (f)           (f)
        Jacksonville, Florida    -               -      405,985           -          -             -            (f)           (f)
        Hohenwald, Tennessee     -          49,201      376,415           -          -            (f)           (f)           (f)
        Ravenna, Ohio            -         114,244      496,032           -          -            (f)           (f)           (f)
        Morristown, Tennessee    -         131,289      456,925           -          -            (f)           (f)           (f)
        Centerville, Tennessee   -               -      348,032           -          -             -            (f)           (f)

    Jack in the Box Restaurants:
        Desloge, Missouri        -               -      630,981           -          -             -            (f)           (f)
        San Antonio, Texas       -               -            -     206,031          -             -            (f)           (f)
        Nampa, Idaho             -         151,574      584,533           -          -            (f)           (f)           (f)
        Missouri City, Texas     -               -      619,686           -          -             -            (f)           (f)
        Pasadena, Texas          -               -      575,429           -          -             -            (f)           (f)

    Long John Silver's Restaurants:
        Alamogordo, New Mexico   -               -      275,270      20,204          -             -            (f)           (f)
        Las Cruces, New Mexico   -               -      318,378      57,828          -             -            (f)           (f)

    Pizza Hut Restaurants:
        Glasgow, Montana         -          57,482      266,726           -          -            (f)           (f)           (f)
        Sidney, Montana          -               -      291,238           -          -             -            (f)           (f)

                                        ---------- ------------  ----------
                                          $921,652   $7,819,167    $702,845          -
                                        ========== ============  ==========   --------

                                     Life on Which
                                     Depreciation in
               Date                  Latest Income
Accumulated   of Con-    Date        Statement is
Depreciation  structionAcquired        Computed
------------  -------  ----------    -------------





    132,347    1986      11/91           (h)
    128,974    1986      11/91           (h)


     97,575    1992      12/91           (g)
          -    1992      03/92           (d)


    462,539    1992      12/91           (b)
    446,768    1992      12/91           (b)
    357,532    1992      05/92           (b)
    167,085    1998      03/99           (b)


          -    1992      01/92           (d)
          -    1990      02/92           (d)
          -    1991      02/92           (d)


          -    1991      12/91           (d)
          -    1992      02/92           (d)
          -    1991      04/92           (d)
          -    1991      04/92           (d)


          -    1977      03/92           (d)
          -    1975      03/92           (d)


     87,693    1976      03/91           (b)
          -    1985      03/91           (d)
     62,941    1979      03/91           (b)
     99,572    1985      03/91           (b)


    163,791    1992      12/91           (b)
    170,888    1992      01/92           (b)


     29,111    1999      06/02           (b)


          -    1997      10/97           (b)
    208,736    1987      11/91           (b)

------------

 $2,615,552
============






          -    1988      11/91           (e)
          -    1992      04/92           (e)
          -    1991      04/92           (e)



          -    1992      03/92           (d)


          -    1992      01/92           (d)
          -    1990      02/92           (d)
          -    1991      02/92           (e)
          -    1991      04/92           (e)
          -    1991      04/92           (e)
          -    1991      02/92           (d)


          -    1991      12/91           (d)
          -    1992      12/91           (d)
          -    1991      12/92           (e)
          -    1991      04/92           (d)
          -    1991      04/92           (d)


          -    1977      03/92           (d)
          -    1975      03/92           (d)


          -    1985      03/91           (e)
          -    1985      03/91           (d)

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                                  DEPRECIATION

                                December 31, 2003


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2001, 2002 and 2003 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.



                                                                                        Accumulated
                                                                        Cost           Depreciation
                                                                  -----------------   ----------------

              Properties the Partnership has Invested in
                  Under Operating Leases:

                      Balance, December 31, 2000                     $  15,201,145       $  1,720,970
                      Provision for write-down of assets                  (322,092 )               --
                      Depreciation expense                                      --            297,383
                                                                  -----------------   ----------------

                      Balance, December 31, 2001                        14,879,053          2,018,353
                      Acquisition                                        1,281,469                 --
                      Depreciation expense                                      --            294,140
                                                                  -----------------   ----------------

                      Balance, December 31, 2002                        16,160,522          2,312,493
                      Depreciation expense                                      --            303,059
                                                                  -----------------   ----------------

                      Balance, December 31, 2003                     $  16,160,522       $  2,615,552
                                                                  =================   ================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2003, the aggregate cost of the Partnership's wholly owned Properties and the Property owned by the consolidated joint venture was $27,602,038 for federal income tax purposes. All of the leases are treated as operating leases for federal income tax purposes.

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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2003


(h) Effective August 1, 1998, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 23 years.

(i) The undepreciated cost of the Property in North Richland Hills, Texas was reduced to its estimated fair value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $15,433 at December 31, 2001. The impairment at December 31, 2001 represented the difference between the Property's carrying value and the estimated fair value of the Property. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2003, including the provision for write-down of assets.

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