Form 10-Q
period 2004-03-31
CNL INCOME FUND X LTD
filed 2004-05-14
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

For the quarterly period ended                        March 31, 2004
                                            ------------------------------------

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


                             CNL Income Fund X, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                          59-3004139
------------------------------------         -----------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)


  450 South Orange Avenue
     Orlando, Florida                                           32801
----------------------------------------------       ---------------------------
  (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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

                                    CONTENTS



                                                                                  Page
Part I.

       Item 1.     Financial Statements:

                            Condensed Balance Sheets                                 1

                            Condensed Statements of Income                           2

                            Condensed Statements of Partners' Capital                3

                            Condensed Statements of Cash Flows                       4

                            Notes to Condensed Financial Statements                  5

       Item 2.     Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                      6-7

       Item 3.     Quantitative and Qualitative Disclosures About
                            Market Risk                                              7

       Item 4.     Controls and Procedures                                           7-8

Part II.

         Other Information                                                           9-10



                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                              March 31,             December 31,
                                                                                 2004                   2003
                                                                            ---------------       -----------------
                                  ASSETS

     Real estate with operating leases, net                                  $  13,469,364            $ 13,544,970
     Net investment in direct financing leases                                   7,573,663               7,666,525
     Real estate held for sale                                                     938,167                 938,167
     Investment in joint ventures                                                3,911,202               3,960,989
     Cash and cash equivalents                                                   1,450,310               1,457,105
     Receivables                                                                        --                  20,513
     Due from related parties                                                           --                     619
     Accrued rental income, less allowance for doubtful accounts of
         $4,694 and $4,841, respectively                                         1,155,135               1,174,958
     Other assets                                                                   82,577                  86,000
                                                                            ---------------       -----------------

                                                                             $  28,580,418            $ 28,849,846
                                                                            ===============       =================

                    LIABILITIES AND PARTNERS' CAPITAL

     Accounts payable and accrued expenses                                    $     32,713              $    6,802
     Real estate taxes payable                                                       9,886                  13,589
     Distributions payable                                                         900,001                 900,001
     Due to related parties                                                         37,578                  14,269
     Rents paid in advance and deposits                                            167,610                 162,548
                                                                            ---------------       -----------------
         Total liabilities                                                       1,147,788               1,097,209

     Minority interest                                                              60,617                  61,095

     Partners' capital                                                          27,372,013              27,691,542
                                                                            ---------------       -----------------

                                                                             $  28,580,418            $ 28,849,846
                                                                            ===============       =================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                     2004               2003
                                                                                ---------------     --------------
Revenues:
    Rental income from operating leases                                             $  478,203         $  471,147
    Earned income from direct financing leases                                         204,209            213,459
    Contingent rental income                                                             8,342              5,221
    Interest and other income                                                               79                212
                                                                                ---------------     --------------
                                                                                       690,833            690,039
                                                                                ---------------     --------------

Expenses:
    General operating and administrative                                                99,313             83,449
    Property related                                                                       142              2,709
    State and other taxes                                                               39,470             42,768
    Depreciation and amortization                                                       77,356             76,710
                                                                                ---------------     --------------
                                                                                       216,281            205,636
                                                                                ---------------     --------------

Income before minority interest and equity in earnings of
    unconsolidated joint ventures                                                      474,552            484,403

Minority interest                                                                       (1,927 )          (2,081)

Equity in earnings of unconsolidated joint ventures                                     76,090             74,890
                                                                                ---------------     --------------

Income from continuing operations                                                      548,715            557,212
                                                                                ---------------     --------------

Discontinued operations:
    Income from discontinued operations                                                 31,757             24,630
                                                                                ---------------     --------------

Net income                                                                          $  580,472         $  581,842
                                                                                ===============     ==============

Income per limited partner unit:
    Continuing operations                                                            $    0.14          $    0.14
    Discontinued operations                                                               0.01               0.01
                                                                                --------------     ---------------

                                                                                     $    0.15          $    0.15
                                                                                ===============     ==============

Weighted average number of limited partner
    units outstanding                                                                4,000,000          4,000,000
                                                                                ===============     ==============


           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2004                  2003
                                                                           -------------------    ------------------

General partners:
    Beginning balance                                                            $    252,935           $   252,935
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                      252,935               252,935
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              27,438,607            28,194,941
    Net income                                                                        580,472             2,843,670
    Distributions ($0.23 and $0.90 per limited partner
       unit, respectively)                                                           (900,001 )          (3,600,004 )
                                                                           -------------------    ------------------
                                                                                   27,119,078            27,438,607
                                                                           -------------------    ------------------

Total partners' capital                                                        $   27,372,013         $  27,691,542
                                                                           ===================    ==================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                  2004               2003
                                                                              --------------    ---------------


    Net cash provided by operating activities                                    $  895,611         $  869,471
                                                                              --------------    ---------------

    Cash flows from financing activities:
        Distributions to limited partners                                          (900,001)          (900,001)
        Distributions to holder of minority interest                                 (2,405)            (3,324)
                                                                              --------------    ---------------
              Net cash used in financing activities                                (902,406)          (903,325)
                                                                              --------------    ---------------

    Net decrease in cash and cash equivalents                                        (6,795)           (33,854)

    Cash and cash equivalents at beginning of quarter                             1,457,105          1,287,619
                                                                              --------------    ---------------

    Cash and cash equivalents at end of quarter                                 $ 1,450,310        $ 1,253,765
                                                                              ==============    ===============

    Supplemental schedule of non-cash financing activities:

        Distributions declared and unpaid at end of
           quarter                                                               $  900,001         $  900,001
                                                                              ==============    ===============


           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund X, Ltd. (the "Partnership") for the year ended December 31, 2003.

         The Partnership accounts for its 88.26% interest in Allegan Real Estate Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the joint venture. All significant intercompany accounts and transactions have been eliminated.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations

         During 2003, the Partnership identified for sale a property in Romulus,
         Michigan  that  is  classified  as   discontinued   operations  in  the
         accompanying financial statements.

         The operating results of this property are reflected as discontinued operations as follows:

                                                                   Quarter Ended March 31,

                                                                2004                  2003
                                                            --------------       --------------

                  Rental revenues                             $    32,007           $   24,630
                  Expenses                                           (250)                  --
                                                            --------------       --------------
                  Income from discontinued operations         $    31,757           $   24,630
                                                            ==============       ==============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          CNL Income Fund X, Ltd. (the "Partnership") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2003 and 2004, the Partnership owned 34 Properties directly and 13 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

          Net cash provided by operating activities was $895,611 and $869,471 for the quarters ended March 31, 2004 and 2003, respectively.

          At March 31, 2004, the Partnership had $1,450,310 in cash and cash equivalents as compared to $1,457,105 at December 31, 2003. At March 31, 2004, these funds were held in demand deposit accounts at a commercial bank. The funds remaining at March 31, 2004, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

          The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations the Partnership declared distributions to limited partners of $900,001 for each of the quarters ended March 31, 2004 and 2003. This represents distributions for each applicable quarter of $0.23 per unit. No distributions were made to the general partners for the quarters ended March 31, 2004 and 2003. No amounts distributed to the limited partners for the quarters ended March 31, 2004 and 2003 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

          Total liabilities, including distributions payable, were $1,147,788 at March 31, 2004, as compared to $1,097,209 at December 31, 2003. The increase in liabilities was primarily due to an increase in accounts payable and accrued expenses and amounts due to related parties. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

          The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

          Rental revenues from continuing operations were $682,412 during the quarter ended March 31, 2004, as compared to $684,606 during the same period of 2003. Rental revenues from continuing operations remained relatively constant, because there was no change in the leased property portfolio.

          The Partnership earned $8,342 of contingent rental income during the quarter ended March 31, 2004, as compared to $5,221 during the same period of 2003. The increase in contingent rental income was attributable to an increase in the reported sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

          In December 2003, Waving Leaves, Inc., the tenant of the Property in Ravenna, Ohio filed for Chapter 11 bankruptcy protection and rejected the one lease it has with the Partnership. As of May 3, 2004, the Partnership has received from the guarantor all rental payments relating to this lease. The lost revenues that would result if the guarantor were to cease making rental payments would have an adverse effect on the results of operations of the Partnership if the Partnership were not able to re-lease the Property in a timely manner.

          The Partnership earned $76,090 attributable to net income earned by unconsolidated joint ventures during the quarter ended March 31, 2004, as compared to $74,890 during the same period of 2003. During the quarter ended March 31, 2003, CNL Ocean Shores Joint Venture, in which the Partnership owned a 69.06% interest, did not record rental revenues because the tenant of the Property owned by this joint venture executed a termination of the tenant's lease rights and the tenant surrendered the premises. In September 2003, the joint venture sold this Property and in October 2003, the joint venture was liquidated.

          Operating expenses, including depreciation and amortization expense, were $216,281 during the quarter ended March 31, 2004, as compared to $205,636 during the same period of 2003. The increase in operating expenses during the quarter ended March 31, 2004, was primarily due to the Partnership incurring additional general operating and administrative expenses, including legal fees.

          The Partnership recognized income from discontinued operations (rental revenues less property related expenses) of $31,757 during the quarter ended March 31, 2004, as compared to $24,630 during the same period of 2003 relating to the Property in Romulus, Michigan. As of May 3, 2004, the Partnership had not sold the Property.

          The general partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

          In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.


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

Item 3.     Default upon Senior Securities.   Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.   Inapplicable.
            ----------------------------------------------------

Item 5.     Other Information.   Inapplicable.
            ------------------

Item 6.     Exhibits and Reports on Form 8-K.

            (a)     Exhibits

                    3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund X, Ltd. (Included as Exhibit 3.1 to Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

                    4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund X, Ltd. (Included as Exhibit 3.1 to Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

                    4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund X, Ltd. (Included as Exhibit 3.3 to Post-Effective Amendment No. 4 to Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

                    10.1 Management  Agreement  between  CNL Income Fund X, Ltd.
                         and CNL Investment Company. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 17, 1998, and incorporated herein by reference.)

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

            (b)     Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of May, 2004.


                             CNL INCOME FUND X, LTD.

                             By:  CNL REALTY CORPORATION
                                  General Partner


                                  By:           /s/ James M. Seneff, Jr.
                                               ---------------------------------
                                               JAMES M. SENEFF, JR.
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                   By:           /s/ Robert A. Bourne
                                                 -------------------------------
                                                 ROBERT A. BOURNE
                                                 President and Treasurer
                                                 (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number

              (c)   Exhibits

                    3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund X, Ltd. (Included as Exhibit 3.1 to Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

                    4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund X, Ltd. (Included as Exhibit 3.1 to Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

                    4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund X, Ltd. (Included as Exhibit 3.3 to Post-Effective Amendment No. 4 to Registration Statement No. 33-35049 on Form S-11 and incorporated herein by reference.)

                    10.1 Management  Agreement  between  CNL Income Fund X, Ltd.
                         and CNL Investment Company. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 17, 1998, and incorporated herein by reference.)

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