Form 10-Q
period 2004-06-30
CNL INCOME FUND X LTD
filed 2004-08-12
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2004
--------------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to ______________________


                             Commission file number
                                     0-20016
                     ---------------------------------------


                             CNL Income Fund X, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-3004139
-------------------------------               ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


        450 South Orange Avenue
            Orlando, Florida                                 32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                               June 30,        December 31,
                                                                                 2004              2003
                                                                            --------------    --------------
                           ASSETS

     Real estate properties with operating leases, net                      $  13,393,758     $  13,544,970
     Net investment in direct financing leases                                  7,477,604         7,666,525
     Real estate held for sale                                                    938,167           938,167
     Investment in joint ventures                                               3,900,298         3,960,989
     Cash and cash equivalents                                                  1,361,055         1,457,105
     Receivables                                                                       --            20,513
     Due from related parties                                                          --               619
     Accrued rental income, less allowance for doubtful accounts of
         $4,547 and $4,841, respectively                                        1,129,368         1,174,958
     Other assets                                                                  89,015            86,000
                                                                            --------------    --------------

                                                                            $  28,289,265     $  28,849,846
                                                                            ==============    ==============

             LIABILITIES AND PARTNERS' CAPITAL

     Accounts payable and accrued expenses                                  $      34,327     $       6,802
     Real estate taxes payable                                                     17,959            13,589
     Distributions payable                                                        900,001           900,001
     Due to related parties                                                        25,314            14,269
     Rents paid in advance and deposits                                           168,788           162,548
                                                                            --------------    --------------
         Total liabilities                                                      1,146,389         1,097,209

     Minority interest                                                             60,138            61,095

     Commitment (Note 4)

     Partners' capital                                                         27,082,738        27,691,542
                                                                            --------------    --------------

                                                                            $  28,289,265     $  28,849,846
                                                                            ==============    ==============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                      Quarter Ended                 Six Months Ended
                                                                         June 30,                       June 30,
                                                                   2004              2003             2004             2003
                                                              --------------    --------------   --------------   --------------
Revenues:
    Rental income from operating leases                       $     479,045     $     478,566    $     957,248    $     949,713
    Earned income from direct financing leases                      201,679           211,251          405,888          424,710
    Contingent rental income                                          5,314             1,961           13,656            7,182
    Interest and other income                                           363                68              442              280
                                                              --------------    --------------   --------------   --------------
                                                                    686,401           691,846        1,377,234        1,381,885
                                                              --------------    --------------   --------------   --------------

Expenses:
    General operating and administrative                            101,976            67,804          201,289          151,253
    Property related                                                 10,030             5,478           10,172            8,187
    State and other taxes                                             5,777             6,734           45,247           49,502
    Depreciation and amortization                                    78,483            76,711          155,839          153,421
                                                              --------------    --------------   --------------   --------------
                                                                    196,266           156,727          412,547          362,363
                                                              --------------    --------------   --------------   --------------

Income before minority interest and equity in earnings of
    unconsolidated joint ventures
                                                                    490,135           535,119          964,687        1,019,522

Minority interest                                                    (2,010)           (1,986)          (3,937)          (4,067)

Equity in earnings of unconsolidated joint ventures                  90,843            79,616          166,933          154,506
                                                              --------------    --------------   --------------    -------------

Income from continuing operations                                   578,968           612,749        1,127,683        1,169,961
                                                              --------------    --------------   --------------    -------------

Discontinued operations:
    Income from discontinued operations                              31,758            24,451           63,515           49,081
                                                              --------------    --------------   --------------    -------------

Net income                                                    $     610,726     $     637,200    $   1,191,198     $  1,219,042
                                                              ==============    ==============   ==============    =============

Income per limited partner unit:
    Continuing operations                                     $        0.14     $        0.15    $        0.28     $       0.29
    Discontinued operations                                            0.01              0.01             0.02             0.01
                                                              --------------    --------------   --------------    -------------
                                                              $        0.15     $        0.16    $        0.30     $       0.30
                                                              ==============    ==============   ==============    =============

Weighted average number of limited partner
    units outstanding                                             4,000,000         4,000,000        4,000,000        4,000,000
                                                              ==============    ==============   ==============    =============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                             Six Months Ended         Year Ended
                                                                 June 30,            December 31,
                                                                   2004                  2003
                                                            ------------------    ------------------

General partners:
    Beginning balance                                       $         252,935     $         252,935
    Net income                                                             --                    --
                                                            ------------------    ------------------
                                                                      252,935               252,935
                                                            ------------------    ------------------

Limited partners:
    Beginning balance                                              27,438,607            28,194,941
    Net income                                                      1,191,198             2,843,670
    Distributions ($0.45 and $0.90 per limited partner
       unit, respectively)                                         (1,800,002)           (3,600,004)
                                                            ------------------    ------------------
                                                                   26,829,803            27,438,607
                                                            ------------------    ------------------

Total partners' capital                                     $      27,082,738     $      27,691,542
                                                            ==================    ==================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended
                                                                       June 30,
                                                                2004              2003
                                                           --------------    --------------


    Net cash provided by operating activities              $   1,708,846     $   1,686,181
                                                           --------------    --------------

    Cash flows from financing activities:
        Distributions to limited partners                     (1,800,002)       (1,800,002)
        Distributions to holder of minority interest              (4,894)           (4,984)
                                                           --------------    --------------
              Net cash used in financing activities           (1,804,896)       (1,804,986)
                                                           --------------    --------------

    Net decrease in cash and cash equivalents                    (96,050)         (118,805)

    Cash and cash equivalents at beginning of period           1,457,105         1,287,619
                                                           --------------    --------------

    Cash and cash equivalents at end of period             $   1,361,055     $   1,168,814
                                                           ==============    ==============

    Supplemental schedule of non-cash financing activities:

        Distributions declared and unpaid at end of
           period                                          $     900,001     $     900,001
                                                           ==============    ==============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations

         During 2003, the Partnership identified for sale one property that is classified as discontinued operations in the accompanying financial statements.

         The operating results of this property are reflected as discontinued operations as follows:

                                                  Quarter Ended June 30,          Six Months Ended June 30,
                                                  2004             2003             2004             2003
                                             --------------   --------------   --------------   --------------

                Rental revenues              $      32,008    $      24,451    $      64,015    $     49,0811
                Expenses                              (250)              --             (500)              --
                                             --------------   --------------   --------------   --------------
                Income from discontinued
                    operations               $      31,758    $      24,451    $      63,515    $     49,0811
                                             ==============   ==============   ==============   ==============

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


4.       Commitment

         In May 2004, the Partnership entered into an agreement with a third party to sell the property in Romulus, Michigan. In July 2004, the Partnership sold this property.

5.       Subsequent Events

         In July 2004, the Partnership sold the property in Romulus, Michigan for approximately $1,497,400 and received net sales proceeds of approximately $1,461,300 resulting in a gain of approximately $523,100, which will be recognized in the third quarter of 2004.

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, the limited partners will receive total consideration of approximately $34.22 million, consisting of approximately $28.62 million in cash and approximately $5.60 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $205,000 consisting of approximately $171,000 in cash and approximately $34,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2003 and 2004, we owned 34 Properties directly and 13 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Net cash provided by operating activities was $1,708,846 and $1,686,181 for the six months ended June 30, 2004 and 2003, respectively.

         At June 30, 2004, we had $1,361,055 in cash and cash equivalents as compared to $1,457,105 at December 31, 2003. At June 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The funds remaining at June 30, 2004, after payment of distributions and other liabilities, may be used to invest in additional Properties and to meet our working capital needs.

         In May 2004, we entered into an agreement with a third party to sell the Property in Romulus, Michigan. In July 2004, we sold the Property and received net sales proceeds of approximately $1,461,300 resulting in a gain on disposal of discontinued operations of approximately $523,100, which will be recognized in the third quarter of 2004. The general partners may reinvest the net sales proceeds in an additional Property and use the sales proceeds to meet our working capital needs.

Short-Term Liquidity

         Our investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. The general partners believe that the leases will continue to generate cash flows in excess of operating expenses.

         Our  short-term   liquidity   requirements  consist  primarily  of  our
operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with our operations.

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, we declared distributions to limited partners of $1,800,002 for each of the six months ended June 30, 2004 and 2003 ($900,001 for each applicable quarter). This represents distributions of $0.45 per unit for each of the six months ended June 30, 2004 and 2003 ($0.23 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2004 and 2003. No amounts distributed to the limited partners for the six months ended June 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of
calculating   the   limited   partners'   return  on  their   adjusted   capital
contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,146,389 at June 30, 2004, as compared to $1,097,209 at December 31, 2003. The increase in liabilities was primarily due to an increase in accounts payable and accrued expenses and amounts due to related parties. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Contractual Obligations, Contingent Liabilities, and Commitments

         In May 2004, we entered into an agreement to sell the Property in Romulus, Michigan. In July 2004, we sold the Property, as described above.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $1,363,136 during the six months ended June 30, 2004, as compared to $1,374,423 during the same period of 2003, $680,724 and $689,817 of which were earned during the second quarter of 2004 and 2003, respectively. Rental revenues from continuing operations remained relatively constant, as the leased property portfolio did not change.

         We earned $13,656 of contingent rental income during the six months ended June 30, 2004, as compared to $7,182 during the same period of 2003, $5,314 and $1,961 of which were earned during the second quarters of 2004 and 2003, respectively. The increase in contingent rental income was attributable to an increase in the reported sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         In December 2003, Waving Leaves, Inc., the tenant of the Property in Ravenna, Ohio filed for Chapter 11 bankruptcy protection. In May 2004, the lease was assigned to and assumed by Hardee's Food Systems, Inc. As of August 9, 2004, we have received all rental payments relating to this lease.

         We earned $166,933 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2004, as compared to $154,506 during the same period of 2003, $90,843 and $79,616 of which were earned during the quarters ended June 30, 2004 and 2003, respectively. The increase in net income earned by unconsolidated joint ventures was partially due to the fact that in November 2003, we invested in a Property in Tucker, Georgia with CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd. and CNL Income Fund XV, Ltd. as tenants-in-common. Each of the CNL Income Funds is a Florida limited partnership pursuant to the laws of the state of Florida and an affiliate of the general partners. During the six months ended June 30, 2003, CNL Ocean Shores Joint Venture, in which we owned a 69.06% interest, did not record rental revenues because the tenant of the Property owned by this joint venture executed a termination of the tenant's lease rights and the tenant surrendered the premises. In September 2003, the joint venture sold this Property and in October 2003, the joint venture was liquidated.

         Operating expenses, including depreciation and amortization expense, were $412,547 during the six months ended June 30, 2004, as compared to $362,363 during the same period of 2003, $196,266 and $156,727 of which were incurred during the quarters ended June 30, 2004 and 2003, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2004, was primarily due to incurring additional general operating and administrative expenses, including legal fees.

         We recognized income from discontinued operations (rental revenues less property related expenses) of $63,515 during the six months ended June 30, 2004, as compared to $49,081 during the same period of 2003, $31,758 and $24,451 of which were recognized during the quarters ended June 30, 2004 and 2003, respectively. In July 2004, we sold the Property in Romulus, Michigan, as described above.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004. We were not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

         The general partners believe their primary objective is to maintain current operations with restaurant operators as successfully as possible, while evaluating strategic alternatives, including alternatives that may provide liquidity to the limited partners. Real estate markets are strong throughout much of the nation, and the performance of restaurants has generally improved after several challenging years. As a result, the general partners believe that this is an attractive period for a strategic event to monetize the interests of the limited partners.

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, our limited partners will receive total consideration of approximately $34.22 million, consisting of approximately $28.62 million in cash and approximately $5.60 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $205,000 consisting of approximately $171,000 in cash and approximately $34,000 in preferred stock.

         We received an opinion from Wachovia Capital Markets, LLC that as of August 9, 2004 the merger consideration to be received by the holders of our general and limited partnership interests is fair, from a financial point of view, to such holders.

         As reflected above, the contemplated transactions are complex, and contingent upon certain conditions. The restaurant marketplace, the real estate industry, and the equities markets, all individually or taken as a whole, could impact the economics of this transaction. As a result, there is no assurance that we will be successful in completing the contemplated transaction.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August, 2004.


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