Form 10-Q
period 2004-09-30
CNL INCOME FUND X LTD
filed 2004-11-15
CIK 863785

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2004
   --------------------------------------------------------------------------

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


                             CNL Income Fund X, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                         59-3004139
---------------------------------               --------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


        450 South Orange Avenue
           Orlando, Florida                                  32801
-----------------------------------------       --------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                                --------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes_____ No X

                                    CONTENTS


                                                                           Page
Part I.

     Item 1.      Financial Statements:

                       Condensed Balance Sheets                            1

                       Condensed Statements of Income                      2

                       Condensed Statements of Partners' Capital           3

                       Condensed Statements of Cash Flows                  4

                       Notes to Condensed Financial Statements             5-7

     Item 2.      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                 8-10

     Item 3.      Quantitative and Qualitative Disclosures About
                       Market Risk                                         10

     Item 4.      Controls and Procedures                                  10-11

Part II.

     Other Information                                                     12-13

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                            September 30,           December 31,
                                                                                2004                    2003
                                                                           ----------------       -----------------
                                  ASSETS

     Real estate properties with operating leases, net                     $    12,574,213        $    12,790,943
     Net investment in direct financing leases                                   7,378,592               7,666,525
     Real estate held for sale                                                     746,180               1,692,194
     Investment in joint ventures                                                3,868,502               3,960,989
     Cash and cash equivalents                                                   2,788,070               1,457,105
     Receivables                                                                        --                  20,513
     Due from related parties                                                           --                     619
     Accrued rental income, less allowance for doubtful accounts of
         $4,400 and $4,841, respectively                                         1,102,247               1,174,958
     Other assets                                                                   86,659                  86,000
                                                                           ----------------       -----------------

                                                                           $    28,544,463        $    28,849,846
                                                                           ================       =================

                    LIABILITIES AND PARTNERS' CAPITAL

     Accounts payable and accrued expenses                                 $        64,550        $         6,802
     Real estate taxes payable                                                      24,461                  13,589
     Distributions payable                                                         900,001                 900,001
     Due to related parties                                                         30,577                  14,269
     Rents paid in advance and deposits                                            159,012                 162,548
                                                                           ----------------       -----------------
         Total liabilities                                                       1,178,601               1,097,209

     Minority interest                                                              60,324                  61,095

     Partners' capital                                                          27,305,538              27,691,542
                                                                           ----------------       -----------------

                                                                           $    28,544,463        $    28,849,846
                                                                           ================       =================

            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                      Quarter Ended                 Nine Months Ended
                                                                      September 30,                   September 30,
                                                                  2004             2003            2004           2003
                                                              -------------    --------------  -------------  -------------
Revenues:
    Rental income from operating leases                       $    447,787     $     445,852   $  1,340,631   $  1,331,161
    Earned income from direct financing leases                     199,060           208,984        604,948        633,694
    Contingent rental income                                         7,820             4,093         21,476         11,275
    Interest and other income                                          557               114            999            394
                                                              -------------    --------------  -------------  -------------
                                                                   655,224           659,043      1,968,054      1,976,524
                                                              -------------    --------------  -------------  -------------

Expenses:
    General operating and administrative                           105,014            64,420        306,303        215,673
    Property related                                                 6,312             6,813         16,484         15,000
    State and other taxes                                               --                --         45,247         49,502
    Depreciation and amortization                                   74,556            74,459        223,669        221,154
                                                              -------------    --------------  -------------  -------------
                                                                   185,882           145,692        591,703        501,329
                                                              -------------    --------------  -------------  -------------

Income before minority interest and equity in earnings of
    unconsolidated joint ventures                                  469,342           513,351      1,376,351      1,475,195

Minority interest                                                   (1,983)           (2,035)        (5,920)        (6,102)

Equity in earnings of unconsolidated joint ventures                 95,735           370,078        262,668        524,584
                                                              -------------    --------------  -------------  -------------

Income from continuing operations                                  563,094           881,394      1,633,099      1,993,677
                                                              -------------    --------------  -------------  -------------

Discontinued operations:
    Income from discontinued operations                             36,588            53,109        157,781        159,868
    Gain on disposal of discontinued operations                    523,119                --        523,119             --
                                                              -------------    --------------  -------------  -------------
                                                                   559,707            53,109        680,900        159,868
                                                              -------------    --------------  -------------  -------------


Net income                                                    $  1,122,801     $     934,503   $  2,313,999   $  2,153,545
                                                              =============    ==============  =============  =============

Income per limited partner unit:
    Continuing operations                                     $       0.14     $        0.22   $       0.41   $       0.50
    Discontinued operations                                           0.14              0.01           0.17           0.04
                                                              -------------    --------------  -------------  -------------
                                                              $       0.28     $        0.23   $       0.58   $       0.54
                                                              =============    ==============  =============  =============

Weighted average number of limited partner
    units outstanding                                            4,000,000         4,000,000      4,000,000      4,000,000
                                                              =============    ==============  =============  =============

            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                           Nine Months Ended          Year Ended
                                                                             September 30,           December 31,
                                                                                 2004                   2003
                                                                         ---------------------    ------------------
General partners:
    Beginning balance                                                    $            252,935     $         252,935
    Net income                                                                             --                    --
                                                                         ---------------------    ------------------
                                                                                      252,935               252,935
                                                                         ---------------------    ------------------

Limited partners:
    Beginning balance                                                              27,438,607            28,194,941
    Net income                                                                      2,313,999             2,843,670
    Distributions ($0.68 and $0.90 per limited partner
       unit, respectively)                                                         (2,700,003)           (3,600,004)
                                                                         ---------------------    ------------------
                                                                                   27,052,603            27,438,607
                                                                         ---------------------    ------------------

Total partners' capital                                                  $         27,305,538     $      27,691,542
                                                                         =====================    ==================

            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                  2004               2003
                                                                              --------------    ---------------

    Net cash provided by operating activities                                 $   2,576,372     $    2,552,200
                                                                              --------------    ---------------

    Cash flows from investing activities:
        Proceeds from sale of assets                                              1,461,287                 --
                                                                              --------------    ---------------
              Net cash provided by investing activities                           1,461,287                 --
                                                                              --------------    ---------------

    Cash flows from financing activities:
        Distributions to limited partners                                        (2,700,003)        (2,700,003)
        Distributions to holder of minority interest                                 (6,691)            (7,549)
                                                                              --------------    ---------------
              Net cash used in financing activities                              (2,706,694)        (2,707,552)
                                                                              --------------    ---------------

    Net increase (decrease) in cash and cash equivalents                          1,330,965           (155,352)

    Cash and cash equivalents at beginning of period                              1,457,105          1,287,619
                                                                              --------------    ---------------

    Cash and cash equivalents at end of period                                $   2,788,070     $    1,132,267
                                                                              ==============    ===============

    Supplemental schedule of non-cash financing activities:

        Distributions declared and unpaid at end of
           period                                                             $     900,001     $      900,001
                                                                              ==============    ===============

            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Discontinued Operations

         During 2003, the Partnership identified for sale one property that is classified as discontinued operations in the accompanying financial statements. During 2004, the Partnership identified an additional property for sale and reclassified the asset to real estate held for sale. Based on an analysis of the fair value less cost to sell compared to the current carrying amount of this asset, no provision for write-down of assets was recorded. In July 2004, the Partnership sold the property in Romulus, Michigan resulting in a gain on disposal of discontinued operations of approximately $523,100.

         The operating results of these properties are reflected as discontinued operations as follows:

                                                                                   Nine Months Ended
                                               Quarter Ended September 30,           September 30,
                                                 2004            2003            2004            2003
                                             --------------  --------------  -------------   -------------

                Rental revenues              $      37,709   $      56,472   $    166,128    $    169,957
                Expenses                            (1,121)         (3,363)        (8,347)        (10,089)
                                             --------------  --------------  -------------   -------------
                Income from discontinued
                   operations                $      36,588   $      53,109   $    157,781    $    159,868
                                             ==============  ==============  =============   =============

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


3.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including total rental revenues from the consolidated joint venture and the Partnership's share of total rental revenues from unconsolidated joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                                        2004              2003
                                                                   ---------------    --------------

                Golden Corral Corporation                           $      530,558     $     529,720
                Carrols Corp.                                              342,164           335,469
                Jack in the Box Inc.                                       274,825           283,237
                Shoney's, Inc.                                             250,248           250,248

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including total rental revenues from the consolidated joint venture and the Partnership's share of total rental revenues from unconsolidated joint ventures and properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                                        2004              2003
                                                                   --------------     --------------

                Golden Corral Buffet and Grill                      $      530,558     $     529,720
                Burger King                                                461,675           457,098
                Jack in the Box                                            274,825           283,237
                Hardee's                                                   267,728           276,554

         Although the properties have some geographic diversity in the United States and the lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than 10% of the Partnership's revenues will significantly impact the results of operations if the Partnership is not able to re-lease the properties in a timely manner.


4.       Merger Transaction

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

                             CNL INCOME FUND X, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


4.       Merger Transaction - Continued

         Under the terms of the merger agreement, if the transaction is approved, the limited partners will receive total consideration of approximately $34.22 million, consisting of approximately $28.62 million in cash and approximately $5.60 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $205,000 consisting of approximately $171,000 in cash and approximately $34,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund X, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on April 16, 1990, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2003, we owned 34 Properties directly and 12 Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2004, we owned 33 Properties directly and 13 Properties indirectly through joint venture or tenancy in common arrangements.

Merger Transaction

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

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, our limited partners will receive total consideration of approximately $34.22 million, consisting of approximately $28.62 million in cash and approximately $5.60 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $205,000 consisting of approximately $171,000 in cash and approximately $34,000 in preferred stock.

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

Capital Resources

         Net cash provided by operating activities was $2,576,372 and $2,552,200 for the nine months ended September 30, 2004 and 2003, respectively.

         During the nine months ended September 30, 2004, we sold the Property in Romulus, Michigan to a third party and received net sales proceeds of approximately $1,461,300 resulting in a gain on disposal of discontinued operations of approximately $523,100. The general partners may reinvest the net sales proceeds in an additional Property and use the sales proceeds to pay liabilities.

         At September 30, 2004, we had $2,788,070 in cash and cash equivalents as compared to $1,457,105 at December 31, 2003. At September 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The increase in cash and cash equivalents at September 30, 2004, was a result of holding sales proceeds from the sale described above. The funds remaining at September 30, 2004, after payment of distributions and other liabilities, may be used to invest in additional Properties and to meet our working capital needs.

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

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 2004, a portion of the proceeds received from the liquidation of a joint venture in a prior year, we declared distributions to limited partners of $2,700,003 for each of the nine months ended September 30, 2004 and 2003 ($900,001 for each applicable quarter). This represents distributions of $0.68 per unit for each of the nine months ended September 30, 2004 and 2003 ($0.23 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2004 and 2003. No amounts distributed to the limited partners for the nine months ended September 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,178,601 at September 30, 2004, as compared to $1,097,209 at December 31, 2003. The increase in liabilities was primarily due to an increase in accounts payable and accrued expenses and amounts due to related parties. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $1,945,579 during the nine months ended September 30, 2004, as compared to $1,964,855 during the same period of 2003, $646,847 and $654,836 of which were earned during the third quarter of 2004 and 2003, respectively. Rental revenues from continuing operations remained relatively constant, as the leased property portfolio did not change.

         We earned $21,476 of contingent rental income during the nine months ended September 30, 2004, as compared to $11,275 during the same period of 2003, $7,820 and $4,093 of which were earned during the third quarters of 2004 and 2003, respectively. The increase in contingent rental income was attributable to an increase in the reported sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         We earned $262,668 attributable to net income earned by unconsolidated joint ventures during the nine months ended September 30, 2004, as compared to $524,584 during the same period of 2003, $95,735 and $370,078 of which were earned during the quarters ended September 30, 2004 and 2003, respectively. Net income earned by unconsolidated joint ventures was higher during the quarter and nine months ended September 30, 2003 because in September 2003, CNL Ocean Shores Joint Venture, in which we owned a 69.06% interest, sold its vacant Property in Ocean Shores, Washington to a third party and recorded a gain of approximately $413,700. We recorded our pro-rata share of this gain as equity in earnings of unconsolidated joint ventures. In October 2003, the joint venture was liquidated. The decrease in net income earned by unconsolidated joint ventures was partially offset by the fact that in November 2003, we invested in a Property in Tucker, Georgia with CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd. and CNL Income Fund XV, Ltd. as tenants-in-common. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the general partners. Rental payments relating to this Property commenced at the time of acquisition.

         During the nine months ended September 30, 2004, four of our lessees (or groups of affiliated lessees), (i) Golden Corral Corporation, (ii) Carrols Corp., (iii) Jack in the Box Inc. and (iv) Shoney's, Inc., each contributed more than ten percent of total rental revenues (including total rental revenues from the consolidated joint venture and our share of total rental revenues from unconsolidated joint ventures and Properties held as tenants-in-common with affiliates of the general partners). We anticipate that, based on the minimum rental payments required by the leases, each of these lessees will continue to contribute more than ten percent of the total rental revenues in 2004. In addition, four restaurant chains, Golden Corral Buffet and Grill, Burger King, Jack in the Box and Hardee's, each accounted for more than ten percent of total rental revenues during the nine months ended September 30, 2004 (including total rental revenues from the consolidated joint venture and our share of total rental revenues from unconsolidated joint ventures and Properties held as tenants-in-common with affiliates of the general partners). We anticipate that these four restaurant chains will each continue to account for more than ten percent of the total rental revenues in 2004. Any failure of these lessees or restaurant chains will materially affect our operating results if we are not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $591,703 during the nine months ended September 30, 2004, as compared to $501,329 during the same period of 2003, $185,882 and $145,692 of which were incurred during the quarters ended September 30, 2004 and 2003, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 2004, was primarily due to incurring additional general operating and administrative expenses, including, primarily, legal fees incurred in connection with the merger transaction described above.

         We recognized income from discontinued operations (rental revenues less property related expenses) of $157,781 during the nine months ended September 30, 2004, as compared to $159,868 during the same period of 2003, $36,588 and $53,109 of which were recognized during the quarters ended September 30, 2004 and 2003, respectively, relating to the Properties in Romulus, Michigan and North Richland Hills, Texas. In July 2004, we sold the Property in Romulus, Michigan and recorded a gain on sale of discontinued operations of approximately $523,100. As of November 5, 2004, we had not sold the Property in North Richland Hills, Texas.

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

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.   Inapplicable.
          ------------------

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          ------------------------------------------------------------
          Inapplicable.

Item 3.   Default upon Senior Securities.   Inapplicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.   Inapplicable.
          ----------------------------------------------------

Item 5.   Other Information.   Inapplicable.
          ------------------

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)   Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition X, LLC, and CNL Income Fund X, Ltd. dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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

         DATED this 10th day of November 2004.


                                CNL INCOME FUND X, LTD.

                                By:   CNL REALTY CORPORATION
                                      General Partner


                                      By:   /s/ James M. Seneff, Jr.
                                           -------------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                      By:   /s/ Robert A. Bourne
                                           -------------------------------------
                                            ROBERT A. BOURNE
                                            President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number

                Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition X, LLC, and CNL Income Fund X, Ltd. dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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